Form 10-Q/A
period 1994-10-31
DUTY FREE INTERNATIONAL INC
filed 1995-04-17
CIK 820756

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                          Form 10-Q/A  No. 1

          Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the quarter ended October 31, 1994        Commission File No. 1-10952


                    DUTY FREE INTERNATIONAL, INC.
        (Exact name of Registrant as specified in its charter)

            Maryland                                52-1292246
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)
Identification No.)

             63 Copps Hill Road, Ridgefield, Connecticut
               (Address of principal executive offices)

                                06877
                              (Zip Code)

Registrant's telephone number, including area code: 203-431-6057

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X    NO

At November 30, 1994, 27,213,016 shares of $.01 par value common stock of the registrant were outstanding.




















                             Page 1 of 23
                       Exhibit Index is on Page 24
                                                           Form 10-Q
                                                              Page 2






                    DUTY FREE INTERNATIONAL, INC.

                           October 31, 1994


                                INDEX


Part I.  Financial Information
Page

Item 1.  Financial Statements

  Consolidated Balance Sheets as of                           3
  October 31, 1994 (unaudited) and
  January 31, 1994

  Consolidated Statements of Earnings                         4
  (unaudited) for the three and nine months ended October 31, 1994 and 1993

  Consolidated Statement of Stockholders'                     5
  Equity (unaudited) for the nine months
  ended October 31, 1994

  Consolidated Statements of Cash Flows                       6
  (unaudited) for the nine months
  ended October 31, 1994 and 1993

  Notes to Consolidated Financial                          7-12
  Statements (unaudited)

Item 2.  Management's Discussion and Analysis             13-21
  of Financial Condition and Results of
  Operations

Part II.  Other Information

Item 1.  Legal Proceedings                                   22

Item 6.  Exhibits and Reports on Form 8-K                    22

Signature                                                    23

                                                                 Form 10-Q
                                                                  Page 3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                              (in thousands)


                                                October 31,      January 31
                                                   1994            1994

                                                (unaudited)      (note 1)
          Assets

Current assets:
  Cash and cash equivalents                   $     27,306     $  99,669
  Short-term investments (note 4)                   24,066        32,315
  Receivables:
   Trade receivables, less allowance for
    doubtful accounts of $965 and $740              25,107        13,537
   Other                                            12,067         8,127

                                                    37,174        21,664


Merchandise inventories                            111,799        78,257
Prepaid expenses and other current assets           11,366         6,131

      Total current assets                         211,711       238,036
Long-term investments (note 4)                       9,748         8,560
Property and equipment, net                         80,512        58,967
Excess of cost over net assets of subsidiaries
  acquired, net (notes 6 and 8)                     58,277        20,319
Other intangible assets, net (notes 6 and 8)        26,292        51,083
Other assets, net                                   23,920        10,635

                                              $    410,460     $ 387,600

      Liabilities and Stockholders' Equity
Current liabilities:
  Current maturities of long-term debt        $      7,559     $   2,559
  Accounts payable, trade                           45,876        17,739
  Accrued restructuring expenses (note 7)            4,299             --
  Other current liabiities                          28,564        13,620

      Total current liabilities                     86,298        33,918
Long-term debt, excluding current maturities       121,175       118,211
Other liabilities                                    4,208         3,610

      Total liabilities                            211,681       155,739

Stockholders' equity:
  Common stock, par value $.01 per share.
   Authorized 75,000,000 shares; issued and
   outstanding 27,213,016 shares and 27,238,146
   shares, respectively                                272           272
  Additional paid-in capital                        79,911        80,321
  Foreign currency translation adjustments            (614)         (340)
  Retained earnings                                119,210       151,608

      Total stockholders' equity                   198,779       231,861

                                              $    410,460     $ 387,600



See accompanying notes to the consolidated financial statements.





























































                                                            FORM 10-Q
                                                               Page 4


                    DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                         Consolidated Statements of Earnings
                                 (Unaudited)


                       Three Months Ended        Nine Months Ended
                       October 31,               October 31,

                        1994         1993         1994         1993

                         (in thousands, except earnings per share)

Net sales            $  144,856   $  104,605   $  365,340   $  281,771
Cost of sales            86,109       63,037      220,273      169,906

  Gross profit           58,747       41,568      145,067      111,865

Advertising, storage and other
 operating income         1,088        1,499        3,488        3,919

                         59,835       43,067      148,555      115,784
Selling, general and
 administrative expense  51,276       30,854      128,427       84,588

Restructuring expenses
 (note 7)                 7,571          --         7,571          --

Revaluation of intangible
 assets (note 8)         46,002          --        46,002          --


  Operating income (loss) (45,014)      12,213      (33,445)      31,196

Other income (expense):
    Interest income         692          548        2,664        1,888
    Interest expense     (2,375)        (326)      (6,755)        (935)
    Other, net               93          462          809        1,445

                         (1,590)         684       (3,282)       2,398


  Earnings (loss)
   before taxes         (46,604)      12,897      (36,727)      33,594

Income tax expense
   (benefit)            (12,066)       4,802       (8,412)      12,462


  Net earnings (loss)$  (34,538)  $    8,095   $  (28,315)  $   21,132


Earnings (loss) per share$    (1.27)  $    0.30    $    (1.04)  $     0.78

Weighted average number
  of shares outstanding  27,213       27,237       27,221       27,196



See accompanying notes to the consolidated financial statements.

































































































































































































































































































































































































































































































                                                             Form 10-Q
                                                               Page  5

                    DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                    Consolidated Statement of Stockholders' Equity
                         Nine Months Ended October 31, 1994
                              (in thousands, unaudited)



                                          Foreign
                          Additional    currency                  Total
          Common stock     paid-in     translation    Retained  stockholders'
          Shares Amount     capital    adjustments    earnings  equity
Balance at January 31, 1994      27,238 $272 $80,321 ($340) $151,608 $231,861

Dividends ($0.15 per share)         --    --      --    --    (4,083) (4,083)

Exercise of common stock options     3    --      26    --        --      26

Common stock purchased and retired  (28)   --   (436)   --        --    (436)

Change in foreign currency
translation adjustments              --    --     -- ($274)       --    (274)

Net loss                             --    --     --    --   (28,315)(28,315)


Balance at October 31, 1994       27,213  $272 $79,911 ($614) $119,210 $198,779








See accompanying notes to the consolidated financial statements.






















                                                                   FORM 10-Q
                                                                      Page 6


                      DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                                    (Unaudited)


                                                       Nine Months Ended
                                                        October 31,

                                                   1994             1993

                                                        (in thousands)

   Cash flows from operating activities:
     Net earnings (loss)                        $  (28,315)      $   21,132
     Adjustments to reconcile net earnings (loss) to net
      cash provided by operating activities:
       Revaluation and write-off of assets          47,790              --
       Provision for deferred income taxes         (14,639)             --
       Depreciation and amortization of property
        and equipment                                4,778            3,702
       Other amortization                            6,249            3,974
       Changes in operating assets and liabilities,
        net of effects of acquisitions accounted for
        by the purchase method:
            Accounts receivable                     (1,444)          (8,664)
            Merchandise inventories                 (8,093)         (19,577)
            Prepaid expenses and other current
             assets                                    785           (1,741)
            Accounts payable, trade                 11,900            7,535
            Accrued restructuring expenses           5,577              --
            Other current liabilities                5,436             (984)
       Other                                          (854)              51

            Net cash provided by operating
             activities                             29,170            5,428


   Cash flows from investing activities:
     PROCEEDS FROM MATURITIES OF INVESTMENTS        37,931           20,238
     PURCHASES OF INVESTMENTS                      (31,067)          (3,301)
     Additions to property and equipment           (27,308)          (9,000)
     Investments in and advances to affiliates      (3,439)          (1,254)
     Acquisitions of businesses accounted for by
      the purchase method, net of cash acquired    (60,598)         (18,462)
     Other                                           1,694           (2,524)

            Net cash used in investing
             activities                            (82,787)         (14,303)



   Cash flows from financing activities:
     Proceeds from borrowings                           --           21,727
     Dividends paid                                 (4,083)          (4,074)
     Payment of borrowings                         (14,127)          (5,368)
     Other                                            (536)             480

            Net cash provided by (used in) financing
             activities                            (18,746)          12,765

   Net increase (decrease) in cash
    and cash equivalents                           (72,363)           3,890
   Cash and cash equivalents at beginning
    of period                                       99,669           15,748

   Cash and cash equivalents at end of period   $   27,306       $   19,638





   See accompanying notes to the consolidated financial statements.











































PAGE

                                                Form 10-Q
                                                   Page 7

            DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                             (Unaudited)

(1)      Consolidated Financial Statements and Change in Accounting Principle

  The consolidated financial statements included herein do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by the Company, refer to the notes to the consolidated financial statements set forth in the Company's annual report for the year ended January 31, 1994.

  During the third quarter of fiscal year 1995, as more fully explained in note 8 herein, the Company changed its method of determining the fair value of intangible assets from an undiscounted approach to a discounted approach. Because the change in accounting principle is inseparable from the change in estimate, it has been accounted for as a change in estimate.

  In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

  The results of operations for the periods ended October 31, 1994 are not necessarily indicative of the operating results to be expected for the full year.

  The balance sheet at January 31, 1994 has been derived from the audited financial statements of the Company at that date.

(2)      Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Long-term investments in affiliates in which the Company does not have a majority interest or control are accounted for by the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)      Earnings Per Share

  Earnings per share are based on the weighted average number of shares of common stock outstanding during each period.

(4)      Accounting for Certain Investments in Debt and Equity Securities

  Effective February 1, 1994, the Company adopted Statement of
Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Statement 115 requires that debt and equity securities, except for investments accounted for under the equity method and investments in consolidated subsidiaries, be classified into three categories. "Held-to-maturity securities" are debt securities that the enterprise has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. "Trading securities" are debt and equity securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. "Available-for-sale securities" are debt and equity securities that are not classified as either "held-to-maturity securities" or "trading securities" and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Fair values are based on quoted market prices.

                                                Form 10-Q
                                                   Page 8

  Upon purchase, management considers the maturity and other characteristics of each investment and its asset-liability management policies and designates each investment into one of the three categories noted above. The appropriateness of the classification is reassessed at each reporting date. Management has reviewed the classification of its security portfolio as of October 31, 1994 and determined that all securities are "held-to-maturity securities".

  If a decline in value of an individual security is judged to be other than temporary, the cost basis of that security is reduced to its fair value and the amount of the write-down is included in earnings. For purposes of computing realized gains or losses on the sales of investments, cost is determined using the specific identification method.

(5)      Foreign Exchange Forward Contracts

    Currently, the only financial derivatives used by the Company are foreign exchange forward contracts. The Company enters into foreign exchange forward contracts to minimize the currency exchange risk associated with purchasing and selling merchandise in currencies other than the United States dollar. The amount of foreign currency purchased by foreign exchange forward contracts is based on anticipated levels of merchandise required to support expected sales levels. Currency rates are monitored against a corporate target which has been used by management in developing business plans. All currency techniques employed by the Company must be approved by the Company's Board of Directors and management. The Company's forward exchange forward contracts are held for purposes other than trading. The Company does not engage in foreign currency speculation.

  Merchandise purchases hedged by foreign exchange forward contracts are valued by using the exchange rate of the applicable foreign exchange forward contract and recognized as part of cost of goods sold when the merchandise is sold. The Company had approximately $20,521,000 of outstanding foreign exchange forward contracts outstanding at October 31, 1994 to purchase British pounds, French francs, Deutchemarks, and Swiss francs. The contracts outstanding at October 31, 1994 mature at various dates through February, 1995. The fair values of these contracts were $22,580,000 at October 31, 1994. Fair values were estimated by obtaining quotes from banks assuming all contracts were purchased on October 31, 1994.

(6)  Acquisitions

  On May 1, 1994, the Company purchased Inflight Sales Group Limited ("Inflight"), and certain non-competition rights, for approximately $70,600,000. The purchase price exceeded the fair value of the net assets acquired by approximately $58,000,000. The Company has agreed to pay the sellers additional consideration contingent upon Inflight generating predetermined earnings before taxes from fiscal 1995 through fiscal 1998. The acquisition was accounted for using the purchase method, and, accordingly, the purchase price has been allocated to the related assets and assumed liabilities based on their respective fair values. The consolidated statements of earnings for the three and nine months ended October 31, 1994 include the results of Inflight's operations from its acquisition date.

  If the acquisition had taken place as of February 1, 1993, consolidated net sales and net earnings would have been $481,244,000 and $22,986,000($0.84 per share), respectively, for the year ended January 31, 1994. These pro forma results are based upon historical results of operations adjusted for estimated amortization and depreciation of purchase price allocations and interest expense, net of income tax effect. In management's opinion, these results are not indicative of the results that would have occurred if the acquisition had taken place on February 1, 1993, since, among other reasons, operating efficiencies expected by the merger are not reflected.

                                        Form 10-Q
                                           Page 9


  Supplemental information regarding acquisitions required for the statements of cash flows is as follows (in thousands):

Nine months ended October 31,     1994              1993
Fair value of assets acquired$ 108,673         $  28,994
Note payable issued                              (10,000)  --
Common stock issued                                   -- (2,800)
Cash paid, net of cash acquired(60,598)          (18,462)

Liabilities assumed                            $  38,075 $   7,732

(7)  Restructuring Expenses

  During the third quarter of fiscal 1995, management undertook a restructuring plan which will include the closing of 23 stores and business locations, and the consolidation of administrative and warehouse operations. THE COMPANY CLOSED 14 UNPROFITABLE OR MARGINALLY PROFITABLE STORES AT SECONDARY CROSSINGS ALONG THE UNITED STATES/CANADA BORDER. THE CLOSINGS WERE PROMPTED BY THE COMPANY'S EXPERIENCE WITH DECLINING SALES ON THE NORTHERN BORDER DURING THE SUMMER OF LAST YEAR. INITIALLY, THE COMPANY HAD BELIEVED THAT ITS NORTHERN BORDER SALES HAD BEEN ADVERSELY AFFECTED IN FISCAL 1993 AND 1994 BY CYCLICAL FACTORS SUCH AS UNUSUALLY INCLEMENT WEATHER AND THE CANADIAN ECONOMIC RECESSION, AS WELL AS THE REDUCED PURCHASING POWER OF THE CANADIAN DOLLAR. ITS EXPERIENCE DURING LAST SUMMER'S IMPORTANT SALES SEASON WITH FURTHER SIGNIFICANT REDUCTIONS IN SALES, FOLLOWING THE CANADIAN GOVERNMENT'S PRECIPITOUS AND DRAMATIC REDUCTION IN TOBACCO TAXES IN FEBRUARY 1994, LED IT TO CONCLUDE THAT THE CHANGES IN SALES ON THE NORTHERN BORDER WERE TO BE OF A MORE LONG-TERM NATURE. SEVEN UNPROFITABLE AIRPORT DIVISION RETAIL LOCATIONS ARE SCHEDULED TO BE CLOSED, WHICH INCLUDE ALL FIVE OF THE COMPANY'S STORES IN TORONTO, CANADA AND TWO OTHER SMALLER SPECIALTY STORES AT AIRPORTS IN BANGOR, MAINE AND BURLINGTON, VERMONT. THESE STORES ARE SCHEDULED TO BE CLOSED DUE TO CURRENT AND PROJECTED SALES LEVELS NOT BEING HIGH ENOUGH TO COVER FIXED OPERATING COSTS. TWO UNPROFITABLE WHOLESALE OPERATIONS ARE SCHEDULED TO BE CLOSED IN SEATTLE, WASHINGTON AND CARSON, CALIFORNIA DUE TO THE COMPANY DEEMPHASIZING WHOLESALE SALES DURING FISCAL 1995, AND THE COMPANY'S ABILITY TO SERVICE WHOLESALE CUSTOMERS FROM OTHER LOCATIONS. AS PART OF THE RESTRUCTURING PLAN, THE COMPANY ALSO ELIMINATED REGIONAL MANAGER POSITIONS IN THE NORTHERN BORDER DIVISION, AND WILL CONSOLIDATE WAREHOUSE AND ADMINISTRATIVE OPERATIONS INTO THE COMPANY'S NEW 100,000 SQUARE FOOT DISTRIBUTION AND ADMINISTRATIVE CENTER IN MIAMI, FLORIDA. THE NORTHERN BORDER STORES CLOSED IN SEPTEMBER 1994. THE REMAINING STORES AND BUSINESS LOCATIONS ARE SCHEDULED TO BE CLOSED IN THE SPRING OF 1995.

  WHEN FULLY IMPLEMENTED, THE RESTRUCTURING PLAN IS EXPECTED TO
REDUCE THE COMPANY'S ANNUAL SALES BY APPROXIMATELY $14,500,000, REDUCE GROSS PROFIT BY APPROXIMATELY $3,700,000 PER YEAR, REDUCE DIRECT OPERATING COSTS BY APPROXIMATELY $7,400,000 PER YEAR, AND INCREASE EARNINGS BEFORE TAXES BY APPROXIMATELY $3,700,000 A YEAR. THE RESTRUCTURING PLAN WILL ALSO REDUCE THE COMPANY'S STORE AND ADMINISTRATIVE WORKFORCE BY APPROXIMATELY 210 PEOPLE.

                              Form 10-Q
                                Page 10

  A pre-tax charge to earnings of $7,571,000 was taken in the quarter ended October 31, 1994 as a result of the restructuring. Restructuring costs include the following (in thousands):

  Termination of property leases         $  1,262
  Abandonment of leasehold improvements
    and other fixed assets                  1,026
  Severance and other related payments      3,559
  CUMULATIVE CURRENCY TRANSLATION
     ADJUSTMENTS RELATED TO FOREIGN
     OPERATIONS CLOSED                        615
  WRITE-DOWN OF INVENTORY BELOW COST          503
  OTHER                                       606
                                          $ 7,571

  THE FOLLOWING METHODS WERE USED TO CALCULATE THE RESTRUCTURING
CHARGES:

     -TERMINATION OF PROPERTY LEASES - BASED ON AMOUNTS DUE UNDER
TERMINATED LEASE AGREEMENTS AND AGREEMENTS WITH LESSORS.

     -ABANDONMENT OF LEASEHOLD IMPROVEMENTS AND OTHER FIXED ASSETS - NET BOOK VALUE OF LEASEHOLD IMPROVEMENTS AND OTHER FIXED ASSETS THAT CANNOT BE TRANSFERRED TO OTHER STORES\LOCATIONS OR SOLD. THE COMPANY DOES NOT EXPECT TO RECEIVE ANY MATERIAL PROCEEDS FROM SALES OF THE LEASEHOLD IMPROVEMENTS AND OTHER FIXED ASSETS.

     -SEVERANCE AND OTHER RELATED PAYMENTS - BASED ON SEVERANCE AND OTHER AGREEMENTS WITH EMPLOYEES. SEVERANCE AMOUNTS WERE BASED ON YEARS OF SERVICE AND PAID OVER THE NUMBER OF PAY WEEKS OWED THE EMPLOYEE. SEVERANCE PAYMENTS ALSO INCLUDE HEALTH INSURANCE COSTS FOR TERMINATED EMPLOYEES, WHICH WERE BASED ON THE NUMBER OF EMPLOYEES TERMINATED AND THE AVERAGE COST PER EMPLOYEE FOR HEALTH INSURANCE COVERAGE FOR ONE YEAR, LESS PREMIUMS TO BE PAID BY TERMINATED EMPLOYEES.

     -CUMULATIVE CURRENCY TRANSLATION ADJUSTMENTS RELATED TO FOREIGN OPERATIONS CLOSED - RELATES TO THE COMPANY'S TORONTO AIRPORT OPERATIONS. BASED ON OCTOBER 31, 1994 U.S. DOLLAR/CANADIAN DOLLAR EXCHANGE RATE. THESE OPERATIONS WILL BE CLOSED IN FEBRUARY 1995.

     -WRITE-DOWN OF INVENTORY BELOW COST - ESTIMATE OF EXPECTED SALES BELOW COST FOR CLOSE-OUT SALES.

  THE COMPANY WILL PAY APPROXIMATELY $5,426,000 IN CASH RELATING TO RESTRUCTURING COSTS. APPROXIMATELY $2,145,000 OF THE RESTRUCTURING COSTS RELATE TO NON-CASH WRITE-OFFS OF RECORDED ASSETS. AS OF OCTOBER 31, 1994, THE COMPANY HAS CLOSED ALL FOURTEEN OF ITS NORTHERN BORDER STORES AND ELIMINATED CERTAIN ADMINISTRATIVE FUNCTIONS RELATING TO THE NORTHERN BORDER DIVISION. THE COMPANY HAS PAID APPROXIMATELY $465,000 FOR EMPLOYEE SEVERANCE AND OTHER ARRANGEMENTS, RENT AND MISCELLANEOUS OTHER EXPENSES
RELATING TO THE CLOSED NORTHERN BORDER STORES AS OF OCTOBER 31,1994.   AS
OF OCTOBER 31, 1994, 125 STORE AND ADMINISTRATIVE EMPLOYEES HAVE BEEN TERMINATED. THE AIRPORT AND DIPLOMATIC AND WHOLESALE LOCATIONS ARE SCHEDULED TO BE CLOSED IN THE SPRING OF 1995.

  Net sales of the stores and other business locations to be closed under the restructuring plan were $3,628,000 and $11,001,910 for the quarter and nine months ended October 31, 1994, respectively. Net sales were $4,054,000 and $12,149,000 for the quarter and nine months ended October 31, 1993, respectively. Operating losses of the stores and other business locations to be closed under the restructuring plan were $770,000 and $1,995,000 for the quarter and nine months ended October 31, 1994, respectively. Operating losses were $192,000 and $399,000 for the quarter and nine months ended October 31, 1993, respectively.

                                        Form 10-Q
            Page 11

(8)  Revaluation of Intangible Assets

  In the third quarter of fiscal 1995, the Company changed its method of evaluating the recoverability of intangible assets. Under the new method, fair VALUES of intangible assets are determined based on the estimated discounted future operating cash flows of the related acquired operations over the life of each intangible asset. Previously, impairment was measured using undiscounted cash flows. The new method is preferable in the circumstances, because it results in a more appropriate balance sheet valuation of intangible assets. Because the change in accounting principle is inseparable from the change in estimate, it has been accounted for as a change in estimate. Had the previous policy remained in effect, there would have been no significant impairment at October 31, 1994. The projected financial results of each operation are based on management's best estimate of expected future operating cash flows. Discount rates take into account the risk associated with each operation, based on the type of business, geographic location, and other matters, in relation to risk free investments. DISCOUNT RATES ARE REVIEWED ON A PERIODIC BASIS BY THE COMPANY'S INDEPENDENT AUDITORS, AS PART OF THEIR ANNUAL AUDIT, TO DETERMINE THEIR APPROPRIATENESS. Management reviews the valuation and amortization of ALL its intangible assets on an ongoing basis, INCLUDING THE INTANGIBLE ASSETS RELATING TO THE PURCHASE OF INFLIGHT ON MAY 1, 1994. As part of this ongoing review, management determined that cash flow from certain acquired businesses will be below the expectations set by management when the business acquisitions were completed. Accordingly, under its new policy, the Company reduced the carrying amount of its intangible assets by $46,002,000 at October 31, 1994.

  The Company acquired various duty free and related businesses along the United States/Canada border from November, 1990 through June, 1993, WHICH INCLUDED THE PURCHASE OF 16 DUTY FREE STORES AND RELATED BUSINESSES ALONG THE UNITED STATES/CANADA BORDER ON FEBRUARY 1, 1991, AND OTHER SMALLER ACQUISITIONS. Subsequent to the acquisitions, the financial results of these operations, and the Northern Border Division as a whole, have been significantly below the expectations set by management when the acquisitions were completed due primarily to reduced travel across the United States/Canada border, and substantial price reductions on tobacco products in the Canadian domestic market as a result of a decrease in Canadian taxes on tobacco products in fiscal 1995. Management has determined that travel across the United States/Canada border will not increase substantially from current levels, due primarily to the fact that travel across the border has not increased as the Canadian economy has improved in fiscal 1995, and reduced Canadian tobacco prices and taxes will continue to have a negative effect on duty free operations along the border. The projected results for the businesses acquired along the United States/Canada border based on a five percent long-term growth rate from estimated fiscal 1995 financial results over 30 years, USING A 20% DISCOUNT RATE (THE SAME DISCOUNT RATE USED BY THE COMPANY AND ITS APPRAISERS WHEN ACQUIRING THE BUSINESSES), resulted in a significant decrease in the fair value and carrying amount of intangible assets related to these acquisitions. Accordingly, under its new policy, the Company reduced the carrying amount of its Northern Border intangible assets by $30,839,000. There would have been no significant impairment at October 31, 1994 under the old policy.

  On May 7, 1993, the Company acquired a 75 percent interest in Bared Jewelers of the Virgin Islands ("Bared Jewelers"). Bared Jewelers operates three stores in the primary shopping area of St. Thomas, U.S.V.I. Since the acquisition, the operations of Bared Jewelers have not achieved the sales and earnings projections prepared at the time of the acquisition due primarily to a decrease in the number of cruise ship travelers to St. Thomas. Management has determined that the number of cruise ship travelers to St. Thomas will not increase significantly from current levels, because of an increase in the number of ports in the Caribbean and throughout the world serviced by the cruise ship industry. The projected results for the operations acquired in the Bared Jewelers acquisition based on a five percent long-term growth rate from estimated fiscal 1995 financial results over the length of the related leases, USING A 15%

                                                    FORM 10-Q
                                                      Page 12

DISCOUNT RATE (THE SAME DISCOUNT RATE USED BY THE COMPANY AND ITS APPRAISERS WHEN ACQUIRING BARED JEWELERS), resulted in a significant decrease in the fair value and carrying amount of intangible assets related to this acquisition. Accordingly, under its new policy, the Company reduced the carrying amount of its Bared Jewelers intangible assets by $7,813,000. There would have been no significant impairment at October 31, 1994 under the old policy.

  THE REMAINING $7,350,000 WRITE-DOWN OF INTANGIBLE ASSETS RELATED
TO FIVE AIRPORT AND DIPLOMATIC AND WHOLESALE DIVISION ACQUISITIONS. THESE WRITE-DOWNS WERE A RESULT OF THE COMPANY ADOPTING THE DISCOUNTED CASH FLOW METHOD FOR EVALUATING THE RECOVERABILITY OF INTANGIBLE ASSETS, AND THE COMPANY REVISING CASH FLOW PROJECTIONS FOR THESE BUSINESSES DUE TO THE COMPANY DEEMPHASIZING WHOLESALE SALES IN FISCAL 1995, AND PROJECTED RESULTS FOR SMALLER AIRPORT DIVISION ACQUISITIONS BEING BELOW THE EXPECTATIONS SET BY MANAGEMENT WHEN THE ACQUISITIONS WERE COMPLETED. THE DISCOUNT RATES USED WERE BETWEEN 15% AND 20% AND WERE THE SAME RATES USED BY THE COMPANY AND ITS APPRAISERS WHEN ACQUIRING THE BUSINESSES. THERE WOULD HAVE BEEN NO SIGNIFICANT IMPAIRMENT AT OCTOBER 31, 1994 UNDER THE OLD POLICY.

  THE INTANGIBLE ASSET REVALUATION WRITE-DOWN BY TYPE OF INTANGIBLE ASSET AND DIVISION AND THE CARRYING AMOUNTS OF INTANGIBLE ASSETS AT OCTOBER 31, 1994 ARE AS FOLLOWS (IN THOUSANDS):

              NORTHERN              DIPLOMATIC/
              BORDER        AIRPORT  WHOLESALE    TOTAL  OCTOBER 31, 1994
              DIVISION      DIVISION DIVISION  WRITE-DOWN CARRYING AMOUNT
EXCESS OF COST OVER
  NET ASSETS OF
  SUBSIDIARIES
  ACQUIRED               $ 7,880$ 3,734 $ 3,229   $14,843 $  58,277

NON-COMPETITION
  AGREEMENTS      13,201     835      -  14,036     7,437

PURCHASE OPTIONS           2,238  1,200       -     3,438         -

OPERATING RIGHTS/
  LEASEHOLDS       7,354   4,939      -  12,293    14,453

OTHER                        166  1,226       -     1,392     4,402

                 $30,839 $11,934$ 3,229 $46,002   $84,569

  The $46,002,000 reduction of the carrying amount of intangible assets will reduce amortization expense by approximately $3,500,000 in fiscal 1996. THE WRITE-DOWNS WILL NOT REQUIRE ANY CASH PAYMENTS IN THE FUTURE. PAGE

                                      Form 10-Q
                                        Page 13


PART I.  FINANCIAL INFORMATION  (CONTINUED)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ACQUISITIONS

  On May 1, 1994, the Company purchased Inflight Sales Group Limited ("Inflight"), and certain non-competition rights, for approximately $70,275,000. The Company has agreed to pay the sellers additional consideration contingent upon Inflight generating predetermined earnings before taxes from fiscal 1995 through fiscal 1998.

  Inflight, with sales of approximately $105,000,000 during 1993, is the leading concessionaire and supplier of on board duty free merchandise to international airlines. In addition, Inflight is a leading supplier to international airlines of amenity kits for distribution to first class and premium class travelers. Inflight currently operates the on board duty free concessions for over 20 international airlines, including Delta and Northwest Airlines, and secured the rights to operate the on board duty free concessions for United Airlines as of April 15, 1994. In addition, through its exclusive arrangements with certain suppliers, Inflight sells duty free merchandise to numerous other international airlines. Inflight has significant warehouse, distribution and administrative facilities in Miami, New York, Singapore, Hong Kong and the United Kingdom. The Inflight operations are the Company's fourth operating division.

  Inflight Division operations, including amortization of intangible assets related to the purchase, had an accretive effect on the Company's net income during the third quarter and nine months ended October 31, 1994.

RESULTS OF OPERATIONS

Restructuring Expenses

  During the third quarter of fiscal 1995, management undertook a restructuring plan which will include the closing of 23 stores and business locations, and the consolidation of administrative and warehouse operations. THE COMPANY CLOSED 14 UNPROFITABLE OR MARGINALLY PROFITABLE STORES AT SECONDARY CROSSINGS ALONG THE UNITED STATES/CANADA BORDER. THE CLOSINGS WERE PROMPTED BY THE COMPANY'S EXPERIENCE WITH DECLINING SALES ON THE NORTHERN BORDER DURING THE SUMMER OF LAST YEAR. INITIALLY, THE COMPANY HAD BELIEVED THAT ITS NORTHERN BORDER SALES HAD BEEN ADVERSELY AFFECTED IN FISCAL 1993 AND 1994 BY CYCLICAL FACTORS SUCH AS UNUSUALLY INCLEMENT WEATHER AND THE CANADIAN ECONOMIC RECESSION, AS WELL AS THE REDUCED PURCHASING POWER OF THE CANADIAN DOLLAR. ITS EXPERIENCE DURING LAST SUMMER'S IMPORTANT SALES SEASON WITH FURTHER SIGNIFICANT REDUCTIONS IN SALES, FOLLOWING THE CANADIAN GOVERNMENT'S PRECIPITOUS AND DRAMATIC REDUCTION IN TOBACCO TAXES IN FEBRUARY 1994, LED IT TO CONCLUDE THAT THE CHANGES IN SALES ON THE NORTHERN BORDER WERE TO BE OF A MORE LONG-TERM NATURE. SEVEN UNPROFITABLE AIRPORT DIVISION RETAIL LOCATIONS ARE SCHEDULED TO BE CLOSED, WHICH INCLUDE ALL FIVE OF THE COMPANY'S STORES IN TORONTO, CANADA AND TWO OTHER SMALLER SPECIALTY STORES AT AIRPORTS IN BANGOR, MAINE AND BURLINGTON, VERMONT. THESE STORES ARE SCHEDULED TO BE CLOSED DUE TO CURRENT AND PROJECTED SALES LEVELS NOT BEING HIGH ENOUGH TO COVER FIXED OPERATING COSTS. TWO UNPROFITABLE WHOLESALE OPERATIONS ARE SCHEDULED TO BE CLOSED IN SEATTLE, WASHINGTON AND CARSON, CALIFORNIA DUE TO THE COMPANY DEEMPHASIZING WHOLESALE SALES DURING FISCAL 1995, AND THE COMPANY'S ABILITY TO SERVICE WHOLESALE CUSTOMERS FROM OTHER LOCATIONS. AS PART OF THE RESTRUCTURING PLAN, THE COMPANY ALSO ELIMINATED REGIONAL MANAGER POSITIONS IN THE NORTHERN BORDER DIVISION, AND WILL CONSOLIDATE

                                                 Form 10-Q
                                                    Page 14

WAREHOUSE AND ADMINISTRATIVE OPERATIONS INTO THE COMPANY'S NEW 100,000 SQUARE FOOT DISTRIBUTION AND ADMINISTRATIVE CENTER IN MIAMI, FLORIDA. THE NORTHERN BORDER STORES CLOSED IN SEPTEMBER 1994. THE REMAINING STORES AND BUSINESS LOCATIONS ARE SCHEDULED TO BE CLOSED IN THE SPRING OF 1995.

  WHEN FULLY IMPLEMENTED, THE RESTRUCTURING PLAN IS EXPECTED TO REDUCE
THE COMPANY'S ANNUAL SALES BY APPROXIMATELY $14,500,000, REDUCE GROSS PROFIT BY APPROXIMATELY $3,700,000 PER YEAR, REDUCE DIRECT OPERATING COSTS BY APPROXIMATELY $7,400,000 PER YEAR, AND INCREASE EARNINGS BEFORE TAXES BY APPROXIMATELY $3,700,000 A YEAR. THE RESTRUCTURING PLAN WILL ALSO REDUCE THE COMPANY'S STORE AND ADMINISTRATIVE WORKFORCE BY APPROXIMATELY 210 PEOPLE.

  A pre-tax charge to earnings of $7,571,000 was taken in the quarter ended October 31, 1994 as a result of the restructuring. Restructuring costs include the following (in thousands):

  Termination of property leases         $  1,262
  Abandonment of leasehold improvements
    and other fixed assets                  1,026
  Severance and other related payments      3,559
  CUMULATIVE CURRENCY TRANSLATION
     ADJUSTMENTS RELATED TO FOREIGN
     OPERATIONS CLOSED                        615
  WRITE-DOWN OF INVENTORY BELOW COST          503
  OTHER                                       606
                                          $ 7,571

  THE FOLLOWING METHODS WERE USED TO CALCULATE THE RESTRUCTURING
CHARGES:

       -TERMINATION OF PROPERTY LEASES - BASED ON AMOUNTS DUE UNDER TERMINATED LEASE AGREEMENTS AND AGREEMENTS WITH LESSORS.

     -ABANDONMENT OF LEASEHOLD IMPROVEMENTS AND OTHER FIXED ASSETS - NET BOOK VALUE OF LEASEHOLD IMPROVEMENTS AND OTHER FIXED ASSETS THAT CANNOT BE TRANSFERRED TO OTHER STORES\LOCATIONS OR SOLD. THE COMPANY DOES NOT EXPECT TO RECEIVE ANY MATERIAL PROCEEDS FROM SALES OF THE LEASEHOLD IMPROVEMENTS AND OTHER FIXED ASSETS.

     -SEVERANCE AND OTHER RELATED PAYMENTS - BASED ON SEVERANCE AND OTHER AGREEMENTS WITH EMPLOYEES. SEVERANCE AMOUNTS WERE BASED ON YEARS OF SERVICE AND PAID OVER THE NUMBER OF PAY WEEKS OWED THE EMPLOYEE. SEVERANCE PAYMENTS ALSO INCLUDE HEALTH INSURANCE COSTS FOR TERMINATED EMPLOYEES, WHICH WERE BASED ON THE NUMBER OF EMPLOYEES TERMINATED AND THE AVERAGE COST PER EMPLOYEE FOR HEALTH INSURANCE COVERAGE FOR ONE YEAR, LESS PREMIUMS TO BE PAID BY TERMINATED EMPLOYEES.

     -CUMULATIVE CURRENCY TRANSLATION ADJUSTMENTS RELATED TO FOREIGN OPERATIONS CLOSED - RELATES TO THE COMPANY'S TORONTO AIRPORT OPERATIONS. BASED ON OCTOBER 31, 1994 U.S. DOLLAR/CANADIAN DOLLAR EXCHANGE RATE. THESE OPERATIONS WILL BE CLOSED IN FEBRUARY 1995.

     -WRITE-DOWN OF INVENTORY BELOW COST - ESTIMATE OF EXPECTED SALES BELOW COST FOR CLOSE-OUT SALES.

  THE COMPANY WILL PAY APPROXIMATELY $5,426,000 IN CASH RELATING TO RESTRUCTURING COSTS. APPROXIMATELY $2,145,000 OF THE RESTRUCTURING COSTS RELATE TO NON-CASH WRITE-OFFS OF RECORDED ASSETS. AS OF OCTOBER 31, 1994, THE COMPANY HAS CLOSED ALL FOURTEEN OF ITS NORTHERN BORDER STORES AND ELIMINATED CERTAIN ADMINISTRATIVE FUNCTIONS RELATING TO THE NORTHERN BORDER DIVISION. THE COMPANY HAS PAID APPROXIMATELY $465,000 FOR EMPLOYEE

          Form 10-Q
            Page 15

SEVERANCE AND OTHER ARRANGEMENTS, RENT AND MISCELLANEOUS OTHER EXPENSES
RELATING TO THE CLOSED NORTHERN BORDER STORES AS OF OCTOBER 31,1994.   AS
OF OCTOBER 31, 1994, 125 STORE AND ADMINISTRATIVE EMPLOYEES HAVE BEEN TERMINATED. THE AIRPORT AND DIPLOMATIC AND WHOLESALE LOCATIONS ARE SCHEDULED TO BE CLOSED IN THE SPRING OF 1995.

  Net sales of the stores and other business locations to be closed under the restructuring plan were $3,628,000 and $11,001,910 for the quarter and nine months ended October 31, 1994, respectively. Net sales were $4,054,000 and $12,149,000 for the quarter and nine months ended October 31, 1993, respectively. Operating losses of the stores and other business locations to be closed under the restructuring plan were $770,000 and $1,995,000 for the quarter and nine months ended October 31, 1994, respectively. Operating losses were $192,000 and $399,000 for the quarter and nine months ended October 31, 1993, respectively.

Revaluation of Intangible Assets

  In the third quarter of fiscal 1995, the Company changed its method of evaluating the recoverability of intangible assets. Under the new method, fair VALUES of intangible assets are determined based on the estimated discounted future operating cash flows of the related acquired operations over the life of each intangible asset. Previously, impairment was measured using undiscounted cash flows. The new method is preferable in the circumstances, because it results in a more appropriate balance sheet valuation of intangible assets. Because the change in accounting principle is inseparable from the change in estimate, it has been accounted for as a change in estimate. Had the previous policy remained in effect, there would have been no significant impairment at October 31, 1994. The projected financial results of each operation are based on management's best estimate of expected future operating cash flows. Discount rates take into account the risk associated with each operation, based on the type of business, geographic location, and other matters, in relation to risk free investments. DISCOUNT RATES ARE REVIEWED ON A PERIODIC BASIS BY THE COMPANY'S INDEPENDENT AUDITORS, AS PART OF THEIR ANNUAL AUDIT, TO DETERMINE THEIR APPROPRIATENESS. Management reviews the valuation and amortization of ALL its intangible assets on an ongoing basis, INCLUDING THE INTANGIBLE ASSETS RELATING TO THE PURCHASE OF INFLIGHT ON MAY 1, 1994. As part of this ongoing review, management determined that cash flow from certain acquired businesses will be below the expectations set by management when the business acquisitions were completed. Accordingly, under its new policy, the Company reduced the carrying amount of its intangible assets by $46,002,000 at October 31, 1994.

  The Company acquired various duty free and related businesses along the United States/Canada border from November, 1990 through June, 1993, WHICH INCLUDED THE PURCHASE OF 16 DUTY FREE STORES AND RELATED BUSINESSES ALONG THE UNITED STATES/CANADA BORDER ON FEBRUARY 1, 1991, AND OTHER SMALLER ACQUISITIONS. Subsequent to the acquisitions, the financial results of these operations, and the Northern Border Division as a whole, have been significantly below the expectations set by management when the acquisitions were completed due primarily to reduced travel across the United States/Canada border, and substantial price reductions on tobacco products in the Canadian domestic market as a result of a decrease in Canadian taxes on tobacco products in fiscal 1995. Management has determined that travel across the United States/Canada border will not increase substantially from current levels, due primarily to the fact that travel across the border has not increased as the Canadian economy has improved in fiscal 1995, and reduced Canadian tobacco prices and taxes will continue to have a negative effect on duty free operations along the border. The projected results for the businesses acquired along the United States/Canada border based on a five percent long-term growth rate

                                        Form 10-Q
            Page 16
from estimated fiscal 1995 financial results over 30 years, USING A 20% DISCOUNT RATE (THE SAME DISCOUNT RATE USED BY THE COMPANY AND ITS APPRAISERS WHEN ACQUIRING THE BUSINESSES), resulted in a significant decrease in the fair value and carrying amount of intangible assets related to these acquisitions. Accordingly, under its new policy, the Company reduced the carrying amount of its Northern Border intangible assets by $30,839,000. There would have been no significant impairment at October 31, 1994 under the old policy.

  On May 7, 1993, the Company acquired a 75 percent interest in Bared Jewelers of the Virgin Islands ("Bared Jewelers"). Bared Jewelers operates three stores in the primary shopping area of St. Thomas, U.S.V.I. Since the acquisition, the operations of Bared Jewelers have not achieved the sales and earnings projections prepared at the time of the acquisition due primarily to a decrease in the number of cruise ship travelers to St. Thomas. Management has determined that the number of cruise ship travelers to St. Thomas will not increase significantly from current levels, because of an increase in the number of ports in the Caribbean and throughout the world serviced by the cruise ship industry. The projected results for the operations acquired in the Bared Jewelers acquisition based on a five percent long-term growth rate from estimated fiscal 1995 financial results over the length of the related leases, USING A 15% DISCOUNT RATE (THE SAME DISCOUNT RATE USED BY THE COMPANY AND ITS APPRAISERS WHEN ACQUIRING BARED JEWELERS), resulted in a significant decrease in the fair value and carrying amount of intangible assets related to this acquisition. Accordingly, under its new policy, the Company reduced the carrying amount of its Bared Jewelers intangible assets by $7,813,000. There would have been no significant impairment at October 31, 1994 under the old policy.

  THE REMAINING $7,350,000 WRITE-DOWN OF INTANGIBLE ASSETS RELATED
TO FIVE AIRPORT AND DIPLOMATIC AND WHOLESALE DIVISION ACQUISITIONS. THESE WRITE-DOWNS WERE A RESULT OF THE COMPANY ADOPTING THE DISCOUNTED CASH FLOW METHOD FOR EVALUATING THE RECOVERABILITY OF INTANGIBLE ASSETS, AND THE COMPANY REVISING CASH FLOW PROJECTIONS FOR THESE BUSINESSES DUE TO THE COMPANY DEEMPHASIZING WHOLESALE SALES IN FISCAL 1995, AND PROJECTED RESULTS FOR SMALLER AIRPORT DIVISION ACQUISITIONS BEING BELOW THE EXPECTATIONS SET BY MANAGEMENT WHEN THE ACQUISITIONS WERE COMPLETED. THE DISCOUNT RATES USED WERE BETWEEN 15% AND 20% AND WERE THE SAME RATES USED BY THE COMPANY AND ITS APPRAISERS WHEN ACQUIRING THE BUSINESSES. THERE WOULD HAVE BEEN NO SIGNIFICANT IMPAIRMENT AT OCTOBER 31, 1994 UNDER THE OLD POLICY.

  The intangible asset revaluation write-down by type of intangible asset and division AND THE CARRYING AMOUNTS OF INTANGIBLE ASSETS AT OCTOBER 31, 1994 ARE as follows (in thousands):

              NORTHERN               Diplomatic/
              Border        Airport  Wholesale    Total      October 31, 1994
              Division      Division Division  Write-down    Carrying Amount
Excess of cost over
  net assets of
  subsidiaries
  acquired             $ 7,880 $ 3,734 $ 3,229  $14,843   $  58,277

Non-competition
  agreements     13,201    835       -  14,036    7,437

Purchase options         2,238   1,200       -    3,438           -

Operating rights/
  leaseholds      7,354  4,939       -  12,293   14,453
Other                      166   1,226       -    1,392       4,402
                $30,839$11,934 $ 3,229 $46,002  $84,569

                                                          Form 10-Q
                                                Page 17

  The $46,002,000 reduction of the carrying amount of intangible assets will reduce amortization expense by approximately $3,500,000 in fiscal 1996. THE WRITE-DOWNS WILL NOT REQUIRE ANY CASH PAYMENTS IN THE FUTURE.

Net Sales

  The following tables set forth, for the periods indicated, the net sales and the percentage of total net sales for each of the Company's four divisions and the period to period change in such sales:

         Three Months Ended October 31,
   (in thousands, except for percentages)
                                            Increase/(Decrease)
Divisional                                  Three Months Ended
Net Sales           1994             1993   October 31, 1994 vs. 1993
Border:
  Southern  $ 36,517   25.2%     $ 32,569         31.1%$  3,948  12.1 %

  Northern    23,627   16.3  30,565    29.2  (6,938)  (22.7)%

Airport       24,216   16.7  20,774    19.8    3,519   17.0 %

Diplomatic
and Wholesale      18,326        12.7         20,697   19.9   (2,448)(11.8)%

Inflight      42,170   29.1       0             N/A         42,170   N/A

            $144,856  100.0%     $104,605        100.0%   $ 40,251    38.5 %


          Nine Months Ended October 31,
   (in thousands, except for percentages)

                      Increase/(Decrease)
Divisional                                    Nine Months Ended
Net Sales           1994          1993      October 31, 1994 vs. 1993
Border:
  Southern  $103,366   28.3%    $ 87,461         31.0%$ 15,905   18.2 %

  Northern    60,601   16.6 79,794    28.3       (19,193)       (24.1)%

Airport       68,295   18.7 55,149    19.6   13,146    23.8 %

Diplomatic
and Wholesale      50,925       13.9%        59,367    21.1   (8,442)(14.2)%

Inflight      82,153   22.5%           0       N/A          82,153   N/A

            $365,340  100.0%    $281,771        100.0%    $ 83,569    29.7 %

  The Company's net sales were $144,856,000 in the third quarter of fiscal 1995, an increase of $40,251,000 or 38.5%, from $104,605,000 in the third quarter of fiscal 1994. The Company's net sales, excluding Inflight Division's net sales, were $102,686,000 for the quarter ended October 31, 1994, a decrease of $1,919,000 or 1.8% from the comparable period in the prior year. For the nine months ended October 31, 1994, net sales increased 29.7% to $365,340,000 from $281,771,000 for the nine months ended October 31, 1993. The Company's net sales, excluding Inflight Division's net sales, were $283,187,000 for the nine months ended

                     Form 10-Q
                     Page 18

October 31, 1994, an increase of $1,416,000 or 1.0% from the comparable
period in the prior year.   Southern Border Division net sales increased
by 12.1% and 18.2% for the three and nine months ended October 31, 1994, respectively. The increases were due primarily to the continued expansion of the Mexican economy, the Company's advertising campaign within Mexico, which management believes continued to increase the awareness of the value of duty free shopping among the mass market, and the development of new merchandising programs. Northern Border Division net sales decreased by 22.7% and 24.1% for the three and nine months ended October 31, 1994, respectively. Management believes the decreases were due primarily to reduced travel across the United States/Canada border and the lower value of the Canadian dollar when compared to last year. In addition, substantial price reductions on tobacco products in the Canadian domestic market, due to a decrease in Canadian taxes on tobacco products, have resulted in a significant decrease in tobacco product sales by the Northern Border Division, and reductions in selling prices and gross margins. Management has determined that travel will not increase substantially from current levels in the foreseeable future, due primarily to the fact that travel across the United States/Canada border has not increased as the Canadian economy has improved in fiscal 1995, and reduced Canadian tobacco taxes will continue to have a negative effect on duty free operations along the United States/Canada border in the foreseeable future. Airport Division net sales increased by 17.0% and 23.8% for the three and nine months ended October 31, 1994, respectively. The increases were due primarily to new duty free and retail locations at O'Hare International Airport (Chicago), which opened in October, 1993, new stores on the Caribbean islands of Aruba, St. Maarten, Bonaire and Curacao, which were not open last year, and the Bared Jewelers acquisition on May 7, 1993. Diplomatic/Wholesale Division net sales decreased by 11.8% and 14.2% for the three and nine months ended October 31, 1994, respectively. As management continues to focus on improving the Company's financial performance and cash flow, it de-emphasized what would have been relatively low gross margin sales in this division and, accordingly, reduced the working capital investment needed to support those sales. Management expects this process to adversely affect sales of the Diplomatic and Wholesale Division during the remainder of fiscal 1995.
THE RESTRUCTURING PLAN WILL REDUCE THE COMPANY'S NET SALES BY APPROXIMATELY $14,500,000 PER YEAR.

Cost of Sales and Gross Profit

  Cost of sales includes the cost of merchandise purchased from suppliers and the cost of distribution to store locations. Gross profit, as a percentage of net sales, increased to 40.6% for the quarter ended October 31, 1994 from 39.7% for the quarter ended October 31, 1993. The increase was due primarily to the Inflight Division having gross profit margins higher than the Company's average gross profit margins, and a decrease in the Diplomatic Wholesale Division's low gross margin wholesale sales. The above was partially offset by a significant decrease in the Northern Border Division's sales which generally has gross profit margins higher than the Company's average gross profit margin.

  Gross profit, as a percentage of net sales, was virtually unchanged for the nine months ended October 31, 1994 when compared to the prior year. An increase in gross profit margins due to the Inflight Division having higher gross profit margins than the Company's average gross profit margin, and a decrease in the Diplomatic Wholesale Division's low gross margin wholesale sales, was offset by a decrease in tobacco gross profit margins as a result of the Northern Border Division reducing tobacco prices and an increase in the Southern Border Division's sales of tobacco products, which generally have gross profit margins lower than the Company's average gross profit, and a significant decrease in the Northern Border Division's sales.

                     Form 10-Q
                     Page 19

  THE RESTRUCTURING PLAN DID NOT AND WILL NOT HAVE A MATERIAL EFFECT ON THE COMPANY'S GROSS PROFIT.

Advertising, Storage and Other Operating Income

  Advertising, storage and other operating income decreased by $411,000 and $431,000 for the three and nine months ended October 31, 1994, respectively, when compared to the prior year. The decreases were due primarily to the businesses purchased in the Bared Jewelers acquisitions having one-time advertising programs with vendors during the prior year.

Selling, General, and Administrative Expenses

  Selling, general and administrative expenses, as a percentage of net sales, increased to 35.4% in the third quarter of fiscal 1995 from 29.5% in the third quarter of fiscal 1994. For the nine months ended October 31, 1994, selling, general and administrative expenses increased to 35.2% from 30.0% for the nine months ended October 31, 1993. The increases were due primarily to the following factors:

- - -The Inflight Division having selling, general and administrative expenses, as a percentage of net sales, higher than the Company average due to commission expenses paid to airlines.

- - -An increase in Airport Division sales which generally has higher operating costs, as a percentage of net sales, than the Company's other divisions.

- - -A significant decrease in Northern Border Division sales without a corresponding decrease in relatively fixed operating costs.

  THE RESTRUCTURING PLAN AND REVALUATION OF INTANGIBLE ASSETS, AS
DESCRIBED ABOVE,  WILL REDUCE THE COMPANY'S SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES BY APPROXIMATELY $10,900,000 IN FISCAL 1996.

Other Income (Expense)

  Other income decreased by $2,274,000 and $5,680,000 for the three and nine months ended October 31, 1994 when compared to the prior year. The decreases were due primarily to an increase in interest expense resulting from the issuance of the $115,000,000, 7% senior notes on January 25, 1994. Approximately $60,000,000 of the proceeds from the issuance of the senior notes was used to purchase Inflight on May 1, 1994.

Income Taxes

  Income taxes, excluding the tax benefits from the intangible asset revaluations and restructuring described above, as a percentage of earnings before income taxes, were virtually unchanged for the three and nine months ended October 31, 1994 when compared to the same periods in the prior year.

Net Earnings

  A total pre-tax charge to earnings of $53,573,000, $38,935,000 after tax, was taken in the quarter ended October 31, 1994, encompassing all costs associated with both the restructuring plan and the intangible asset revaluations described above. Net earnings for the quarter ended October 31, 1994, excluding the after tax affects of the restructuring plan and the intangible asset revaluations, were $4,397,000, or $.16 per share, a decrease of $3,698,000 or 45.7% from net earnings of $8,095,000, or $.30 per share, for the quarter ended October 31, 1993. For the nine months

                     Form 10-Q
                     Page 20

ended October 31, 1994, net earnings, excluding the after tax effects of the restructuring plan and the intangible asset revaluations, were $10,620,000, or $.39 per share, a $10,599,000 or 49.7% decrease from net earnings of $21,132,000, or $.78 per share, for the nine months ended October 31, 1993. The decreases were due primarily to significant decreases in the Northern Border Division's net sales and earnings, and interest expense resulting from the issuance of the $115,000,000 7% senior notes on January 25, 1994.

  The Southern Border Division's net sales and earnings for the three and nine months ended October 31, 1994 increased significantly from the prior year. The Inflight Division, including amortization of intangible assets relating to the purchase, had an accretive effect on the Company's net income during the three and nine months ended October 31, 1994.

  The Company estimates that the restructuring plan and the intangible asset revaluations would have increased estimated fiscal 1995 net earnings by approximately $4,000,000, or $.15 per share, if the restructuring plan and the intangible asset revaluations had occurred as of February 1, 1994. Management believes travel across the United States/Canada border will not increase significantly from current levels, and reduced Canadian tobacco taxes and prices will continue to adversely affect the Northern Border Division in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash Providing by Operating Activities

  Net cash provided by operating activities was $29,170,000 for the nine months ended October 31, 1994, an increase of $23,742,000 from $5,428,000 for the nine months ended October 31, 1993. The increase was due primarily to the following factors:

- - -A significant decrease in accounts receivable, excluding Inflight, from October 31, 1993 as a result of a decrease in low gross margin wholesale sales in fiscal 1995.

- - -A significant decrease in inventory, excluding Inflight, from October 31, 1993 due to the inventory reduction program instituted by the Company in the second half of fiscal 1994.

- - -An increase in accrued interest expense from the $115,000,000 senior notes. The next interest payment of $4,025,000 will be made on January 15, 1995.

  The above was partially offset by a significant decrease in net earnings, excluding the non-cash expenses of the intangible asset revaluations and restructuring expenses, during the nine months ended October 31, 1994 when compared to the same period in the prior year.

  THE RESTRUCTURING PLAN WILL RESULT IN PAYMENTS OF APPROXIMATELY
$5,426,000, MOST OF WHICH WILL OCCUR DURING THE REMAINDER OF FISCAL 1995 AND EARLY FISCAL 1996.

Net Cash Used in Investing Activities

  Net cash used in investing activities was $82,787,000 for the nine months ended October 31, 1994. On May 1, 1994, the Company purchased Inflight for approximately $58,600,000 in cash, net of cash acquired, and a $10,000,000 note due to the former owners of Inflight. The Company spent approximately $27,308,000 on capital expenditures (excluding acquisitions of businesses) during the nine months ended October 31, 1994, consisting primarily of the purchase of leased and other property on

                     Form 10-Q
                     Page 21

the United States/Mexico border, construction of the 100,000 square foot warehouse and distribution facility in Florida, store expansions and renovations, and the continuing upgrade of the Company's management information systems.

Net Cash Used in Financing Activities

  The Company paid off approximately $11,000,000 of debt assumed in the Inflight acquisition in fiscal 1995.

Working Capital

  Working capital was $125,413,000 as of October 31, 1994, a decrease of $78,705,000 from $204,118,000 as of January 31, 1994. The decrease was due primarily to the acquisition of Inflight on May 1, 1994, and investments in property and equipment.
PAGE

                     Form 10-Q
                     Page 22


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

  The Washington State Liquor Control Board and the Washington State Department of Revenue have concluded their investigations (described in Item 3 of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994) of the operations of a subsidiary's bonded warehouse in Seattle, Washington. All violations alleged by those state agencies, as a result of their investigations, have been resolved and settled. The United States Customs Service is continuing its investigation and has thus far issued 16 notices of liquidated damages IN THE AGGREGATE AMOUNT OF $712,000 relating to alleged violations of customs rules governing the handling and sale of bonded merchandise. If these alleged violations cannot be resolved at an early stage, the subsidiary intends to contest them vigorously.

  The action (described in Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the fiscal period ended April 30, 1994), which was commenced in the Superior Court of the State of Arizona, Pima County, against the Company, certain of its subsidiaries and certain of its officers and directors (as well as another defendant) has been dismissed by stipulation of the plaintiffs and the defendants, without prejudice to the commencement by the plaintiffs of a new action in the courts in the State of Delaware. An order dismissing the action without prejudice to the plaintiffs' right to assert their claims in an action filed within 30 days in a court of competent jurisdiction in the State of Delaware was signed by a Judge of the Superior Court on November 17, 1994. THE COMPLAINT FILED IN THIS ACTION HAD SOUGHT AN UNSPECIFIED AMOUNT OF ACTUAL AND PUNITIVE DAMAGES, AND IN THE ALTERNATIVE, RESCISSION OR AN UNSPECIFIED AMOUNT OF RESCISSIONARY DAMAGES.

  The action (described in Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the fiscal period ended July 31, 1994), which was commenced against the Company and another unaffiliated defendant in the District Court, 285 Judicial District, Bexar County, Texas, was abated by the District Court at the conclusion of a hearing, held on November 17, 1994, on the motions to dismiss the action made by the Company and the other defendant. In staying the action pending the resolution in the State of Delaware of any litigation or other disputes between the parties, the District Court ruled that the plaintiffs were not entitled to maintain an action against the Company in the State of Texas. THE COMPLAINT FILED IN THIS ACTION SEEKS AN UNSPECIFIED AMOUNT OF ACTUAL DAMAGES AS WELL AS TREBLE DAMAGES, AND IN THE ALTERNATIVE, RESCISSION.

  THE LEGAL PROCEEDINGS DESCRIBED ABOVE CURRENTLY ARE NOT EXPECTED TO HAVE A MATERIAL EFFECT ON THE COMPANY AND FINANCIAL CONDITION RESULTS OF OPERATIONS OR LIQUIDITY OR CASH FLOWS.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

   18.1 Preferability letter regarding change in accounting principle. *

  (b)   (i)   The Company was not required to file a report on Form 8-
              K for the three months ended October 31, 1994.

* PREVIOUSLY FILED.

                     Form 10-Q
                     Page 23



                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              DUTY FREE INTERNATIONAL, INC.





Date:  April 13, 1995                \s\ Gerald F. Egan
        Gerald F. Egan
                                     Vice President-Finance and
                                     Chief Financial Officer

                                      Form 10-Q
                                      Page 24


            DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                            EXHIBIT INDEX


EXHIBIT                                                SEQUENTIAL
  NO.          DESCRIPTION OF EXHIBIT                   PAGE NO.



  18.1        PREFERABILITY LETTER REGARDING CHANGE IN
              ACCOUNTING PRINCIPLE (PREVIOUSLY FILED AS
              AN EXHIBIT TO THE COMPANY'S QUARTERLY REPORT
              ON FORM 10-Q FOR THE PERIOD ENDED
              OCTOBER 31, 1994).