Form 10-K405
period 1995-01-29
DUTY FREE INTERNATIONAL INC
filed 1995-05-01
CIK 820756

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K


      [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

              For the fiscal year ended January 29, 1995

                                  Or

    [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

      For the transition period from                to         .
                                           ---------     -------


                  Commission File Number 34-1-10952

                    DUTY FREE INTERNATIONAL, INC.
        (Exact name of registrant as specified in its charter)


           MARYLAND                                52-1292246
- - -------------------------------                  --------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization                   Identification
                                                 No.
            63 Copps Hill Road
        Ridgefield, Connecticut                      06877
- - ------------------------------                   --------------
 (Address of principal executive offices)          (Zip Code)

  Registrant's telephone number, including area code: (203) 431-6057 Securities registered pursuant to Section 12(b) of the Act:
  Title of class: Common Stock, $.01 par value per share
  Name of exchange on which registered:  New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.    X
The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $7.375 per share for the registrant's common stock as reported by the New York Stock Exchange as of March 31, 1995 was approximately $151,575,000.

Number of shares Common Stock of the registrant outstanding as of March 31, 1995: 27,243,550 shares.
















                     Exhibit Index begins on Page
                              Page 1 of

DOCUMENTS INCORPORATED BY REFERENCE             Part


1995 ANNUAL REPORT TO STOCKHOLDERS            I, II, IV

PROXY STATEMENT FOR THE 1995 ANNUAL
  MEETING OF STOCKHOLDERS                      I, III

                                    PART I

ITEM 1.  BUSINESS

General

         The duty free industry is a multi-billion dollar world-wide industry. Duty free merchandise generally consists of well-known brands of luxury goods, such as liquor, perfumes and cosmetics, tobacco products, gifts and other items which are often subject to high rates of taxation when sold in domestic markets for domestic consumption. Duty free merchandise sold in the United States includes imported liquor, tobacco products and luxury goods, as well as domestic products, sold free of federal duties, excise taxes and state and local sales taxes. Such merchandise is also generally exempt, within certain allowances, from import duties and taxes at the traveler's destination.

         The duty free industry developed in the United States after World War II as international travel increased. This increase encouraged the development of a system which allows a traveler to buy merchandise free of all duties and sales and excise taxes imposed on domestically consumed goods. In general, travelers can save 20% to 60% on the purchase of duty free merchandise in the United States, compared to the retail price of the same merchandise in the country of their destination. Most countries have allowances on the import of duty free goods. Changes in the duty free allowances of foreign countries or in the eligibility requirements for duty free purchases, as well as changes in tax and duty rates imposed by foreign jurisdictions, affect sales of duty free merchandise in United States duty free shops. As a result of the generally high taxes and duties imposed in certain foreign countries, it may be more economical for some travelers to exceed these allowances and pay the import duties imposed by the country of their destination.

         Sales to the diplomatic community are based on reciprocal agreements between countries, under which duty free purchasing privileges are given to foreign diplomats serving in the host country. In the United States, all orders placed by foreign diplomats for duty free merchandise must be approved by both the Treasury and State Departments to confirm the diplomat's eligibility for such purchases.

         Duty Free International, Inc. (the "Company") operates in several distinct markets of the duty free industry. The Company is the leading operator of duty free stores along the United States/Canada and United States/Mexico borders, one of the leading operators of duty free and retail stores in international airports in the United States and Puerto Rico, and is a prime concessionaire and supplier of merchandise to international airlines' inflight duty free shops. The Company is also the largest supplier of duty free merchandise to foreign diplomats in the United States and is a major supplier of merchandise to merchant and cruise ships from ports in the Northeast United States and Miami, Florida.

Organization and Operations

         The Company was formed as a Maryland corporation in 1983 to acquire 19 border stores and one airport store. Since its founding, the Company has grown to be one of the world's largest chains of duty free stores operating 160 stores and employing over 2,000 people serving locations in the United States, Puerto Rico, the Caribbean and on international airlines' inflight duty free shops. The Company has grown by expanding into additional airport and United States border locations and by business acquisitions.

         On April 24, 1992, the Company acquired by merger UETA, Inc. ("UETA Merger") which is the leading operator of duty free stores on the United States side of the United States/Mexico border. The 30 UETA duty free stores give the Company a presence at 14 border crossings in the states of Texas, Arizona and California. The UETA Merger included three duty free stores at two Texas airports (San Antonio and McAllen) and off-airport duty free locations in Orlando and Miami, Florida. UETA also serves cruise and merchant ships in Miami, and serves diplomatic and wholesale markets from a location in Miami. The acquisition was accounted for as a pooling of interests with new shares of the Company's common stock being exchanged for a 100% interest in UETA.

         On May 1, 1994, the Company purchased Inflight Sales Group Limited ("Inflight"), and certain non-competition rights, for approximately $73,300,000. Inflight is the leading concessionaire and supplier of on-board duty free merchandise to international airlines and is a leading supplier of amenity kits to international airlines for distribution to first class and premium class travelers. Inflight currently operates the on-board duty free concessions for over 20 international airlines, including Delta and Northwest Airlines, and secured the rights to operate the on-board duty free concessions for United Airlines as of April 15, 1994. In addition, through its exclusive arrangements with certain suppliers, Inflight sells duty free merchandise to numerous other international airlines. Inflight has warehouse, distribution and administrative facilities in Miami, New York, Singapore, Hong Kong and the United Kingdom. The Inflight operations comprise the Company's fourth operating division.

         In November 1994, the Company announced a restructuring plan to improve the Company's profitability. The implementation of the plan is expected to reduce the Company's workforce by at least 210, and lower direct operating costs by approximately $7,400,000 per year. A total of 23 stores and business locations, which had been generating approximately $14,500,000 in annual sales, will be closed. A pre-tax charge to earnings of $7,571,000 was taken during the year ended January 29, 1995 as a result of restructuring. As of January 29, 1995, the Company had closed 14 Northern Border Division locations and will close the remaining seven Airport Division stores and two Diplomatic and Wholesale Division locations in the spring of 1995.

         In the third quarter of fiscal 1995, the Company changed its method of evaluating the recoverability of intangible assets. Under the new method, fair values of intangible assets are determined based on the discounted future operating cash flows of the related acquired operations over the useful life of each intangible asset. Previously, impairment was measured using undiscounted cash flows. Had the previous policy remained in effect, there would have been no significant impairment as of January
29, 1995. The change in accounting for intangible assets resulted in a write-down of asset value, and a one-time, pre-tax charge to earnings of $46,002,000 during the year ended January 29, 1995. The fiscal year 1996 pre-tax amortization charge associated with the assets written down would have been $3,500,000. Although the write-down has no impact on the Company's cash position, it does result in a more appropriate balance sheet valuation of the remaining goodwill and other intangible assets.

         The Company took a $38,935,000 ($1.43 per share) after-tax charge to earnings during the year ended January 29, 1995 encompassing all costs associated with both the revaluation of its intangible assets, the store and business closures, and workforce reductions.

         The company is organized into four operating divisions: the Border Division, the Airport Division, the Diplomatic and Wholesale Division and the Inflight Division.

Border Division

         The Border Division operates the largest chain of duty free stores along the United States/Canada and United States/Mexico borders. The Division operates a total of 80 stores at 46 border crossings.

         UETA, Inc. ("UETA" or the "Southern Border Division") operates 30 duty free stores along the Mexican border in the states of Texas, Arizona and California. During fiscal 1995, UETA continued to work aggressively to reduce expenses, improve operating efficiencies, and develop a consistency of merchandise and sales execution to improve the profitability of the Southern Border Division. UETA intends to continue to increase customer awareness through marketing and advertising, and to adjust product assortment in order to meet the preferences of duty free shoppers. UETA is the exclusive duty free distributor on the United States side of the Mexican border for liquor brands produced by United Distillers Group (Duty
Free) Ltd. Economic factors, such as the value of the Mexican peso versus the U.S. dollar and the Mexican economy have had and will continue to have a significant effect on the UETA's net sales and earnings. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal 1996 Outlook in the Company's 1995 Annual Report to Stockholders which is incorporated by reference to this document.)

         AMMEX Tax and Duty Free Shops, Inc. and AMMEX Tax and Duty Free Shops West, Inc. (collectively, "AMMEX" or the "Northern Border Division") operate 50 duty free and retail stores along the Canadian border in the states of New York, Vermont, Maine, Washington, Idaho, Montana, North Dakota and Minnesota. The duty free stores sell a wide variety of quality, brand-name merchandise to individuals traveling from the United States to Canada, a majority of whom are Canadians returning home. Retail locations carry groceries, snacks, souvenirs and gift items. The Company also operates currency exchanges and gas stations at several high volume border locations. Economic factors, such as the continuing economic recession in Canada, Canadian domestic taxes, and the reduced value of the Canadian dollar versus the U.S. dollar can have and have had a significant effect upon the Northern Border Division's net sales and earnings. AMMEX's objectives have been to attract a greater percentage of the eligible travelers crossing the border into Canada and to sell more goods to each customer by remodelling and expanding stores and through sales training, merchandising, advertising and promotion.

Airport Division

         Fenton Hill American, Limited (the "Airport Division") operates 80 duty free and retail stores in 14 international airports, and in the Caribbean and South Florida markets. The Airport Division's retail mix currently includes duty free shops, which sell premium merchandise such as top-quality liquor and tobacco products and exclusive fragrances and cosmetics, and specialty stores such as The Athlete's Foot (branded athletic-wear), Bodyography (natural personal care products), The Sports Section (regional sports-theme shops), standard news and gift shops, and bookstores. Additionally, through a number of equity partnerships and strategic alliances, the Airport Division is able to participate in duty free and retail concessions in a number of international airports. Chicago Aviation Partners, our joint venture with McDonald's Corporation, last year developed and now manages all the concession space at the new international terminal at Chicago's O'Hare Airport. In affiliation with another venture partner we've designed and stocked 12 stores which opened in February 1995 in the new Denver International Airport. And, in March 1995, we, and our venture partners, opened two new duty free shops in Boston's Logan International Airport, with a third store scheduled to open later in fiscal 1996.

         The Airport Division also operates a number of stores not located in airports. It serves cruise ship passengers and airport bound customers through 12 shops located in Miami and Orlando, Florida. In Washington, D.C., the Airport Division operates two retail luxury gift stores, one of which exclusively serves the diplomatic community. In May 1993, the Company purchased a 75% interest in Bared Jewelers of the Virgin Islands, Inc. ("Bared Jewelers"), which operates three stores in the primary shopping district of St. Thomas, U.S. Virgin Islands serving cruise ship passengers and air travelers to St. Thomas. The Company has also opened ten new retail stores on the Caribbean islands of Aruba, Bonaire, Curacao and St. Maarten during fiscal 1994 and fiscal 1995.

         During the past several years, the Airport Division has grown through acquisitions, obtaining new airport concessions and expanding existing locations. With the potential for expansion of the Company's current airport stores, as well as for development of other new specialty retailing concepts, the Company believes that it will continue to find opportunities for new airport locations and other airport retail and duty free businesses. The Airport Division's sales volume and its overall results of operations can be affected by factors relating to the airline industry over which the Company has no control, including which airlines operate at particular terminals, which routes are serviced by those airlines, levels of airline passenger traffic, and economic and other conditions affecting the airline industry in general.

Diplomatic and Wholesale Division

         The Diplomatic and Wholesale Division is the leading domestic supplier of duty free merchandise to the foreign diplomatic community in the United States, principally embassies, consulates and United Nations missions in Washington, D.C. and New York City. Foreign diplomats with official status and foreign military personnel in training throughout the United States can order duty free merchandise directly from the Division's salespersons or from its catalog. The Diplomatic and Wholesale Division is also a supplier of merchandise to merchant and cruise ships from ports in the northeastern United States and Miami.

         The Company owns and operates a 110,000 square foot warehouse/distribution center in Glen Burnie, Maryland, and a new 100,000 square foot warehouse/distribution center in South Miami, Florida. The new warehouse and distribution center is well-situated to serve cruise ship requirements from the port of Miami, as well as supporting the Company's supply needs for its locations in the Caribbean. The Company also operates warehouses in Texas, Arizona and Washington. The Diplomatic and Wholesale Division's domestic warehouse capacity allows it to serve as importer, warehouser and ultimate distributor for many large international companies which supply products to the United States duty free industry.

Inflight Division

         The Inflight Division is a leading concessionaire, operator and supplier of on-board duty free merchandise to international airlines through on-board concessions and a wholesale program, and is a major supplier of international airlines' first class and premium class amenity kits. Inflight's three business areas contribute significantly to the Division's performance. Thirty percent of the Division's sales derive from the manufacture and marketing of amenity kits for international airlines' first class and premium class passengers. Another 20 to 30 percent of sales are obtained from the Division's wholesale program which provides merchandise for duty free programs which airlines run on their international flights. The carrier runs all promotions, manages the program and owns the inventory which is bought from Inflight. The remaining 30 to 50 percent of sales comes from the Division's concession program through which Inflight fully operates airlines' on-board duty free concession. The Company purchases products and manages every aspect of duty free sales service on the airlines' flights, including magazine and videotape promotions. With a percentage of total sales paid in royalties to the airline, this program provides airlines with a risk-free means of incrementally increasing their earnings. Inflight has exclusive distribution agreements for various parts of the world with many well-recognized names in the luxury products industry, including Chanel, Christian Dior, Hermes, Mont Blanc, Yves Saint Laurent, Elizabeth Arden and Lancaster. Additionally, it maintains warehouse and station locations throughout the U.S., Pacific Rim, Europe and South America. The Company believes Inflight will be a significant contributor to its growth as air travel and airline competition grows, and as it is more thoroughly absorbed in the Company's operations.

         The Inflight Division's sales volume and results of operations can be affected by factors relating to the airline industry over which the Company has no control, including levels of international airline passenger traffic, economic and other conditions affecting the airline industry in general, and the value of foreign currencies versus the U.S. dollar.

Regulation

         Duty free stores and operations are specifically authorized and recognized as a separate class of bonded warehouse by the Duty Free Sales Enterprises Act of 1988, which was enacted by the United States Congress as part of the Omnibus Trade and Competitiveness Act of 1988.

         Duty free merchandise is shipped by domestic and foreign suppliers "in bond" (without taxes or duties) to bonded warehouses in the United States. Bonded warehouses are subject to supervision by the United States Customs Service ("Customs Service") and may only be used to store merchandise which has not entered the domestic market. Because the United States collects no taxes or duties on merchandise sold by duty free stores and other duty free operations, all merchandise shipped from a bonded warehouse to a duty free store or other duty free location remains "under bond" and therefore subject to a high degree of regulation by the Customs Service and by the Bureau of Alcohol, Tobacco and Firearms (the "Bureau"), each of which are agencies of the United States Department of the Treasury.

         The Bureau also requires corporations to which it issues permits to notify it in the event of a change in the officers or directors of the corporate operator or if there is a change in the corporate operator's ownership. The Bureau requires certain background information on any stockholder who acquires 10% or more of the common stock of a corporate operator and will not permit ownership by any such stockholder it deems unacceptable. The Company therefore has established the right to require the redemption or the prompt disposition, under certain circumstances, of all or any portion of the shares of Common Stock owned by a stockholder which totals to more than 9% of the outstanding Common Stock.

Suppliers, Distribution and Inventory Control

         The Company purchases products from numerous vendors, including manufacturers and distributors. As is typical throughout the duty free industry, the Company does not have any significant long-term or exclusive
purchase commitments.   Management believes that alternative sources of
supply are available for each category of merchandise purchased by the Company.

         Merchandise is generally shipped directly from vendors to the bonded warehouses and distribution centers located in Glen Burnie, Maryland, Laredo, Texas and Miami, Florida. However, certain merchandise is shipped directly to the Company's regional bonded warehouses and store locations. To control inventory levels, managers order several weeks in advance, based on forecasted inventory needs and present sales conditions. Frequent shipments are then made to the Border, Airport, and Inflight Divisions' warehouses or stores to assure fully stocked displays and stockrooms. Merchandise is delivered daily by truck to the diplomatic communities in Washington, D.C. and New York City. The Company's trucks are also used to supply duty free merchandise to merchant and passenger ships.

         Duty free inventory is strictly controlled to comply with Customs Service regulations. The Company must keep detailed records documenting the receipt and sale of all duty free merchandise. Failure to maintain such records may result in penalties as well as payment of all taxes and duties which would have been imposed on the domestic sale of such merchandise. The Company's computerized inventory control system allows it to identify product needs, to arrange for prompt reorders from vendors, and to support compliance with Customs Service record-keeping requirements. Slow moving products also can be identified and more appropriate product mixes maintained. Historically, inventory shrinkage has been minimal due to the Company's inventory system and procedures. The Company rarely experiences problems with obsolescence, because most inventory turns frequently and most products have a relatively long shelf-life.

         The Company's suppliers provide significant sales support in a variety of ways, including in-store displays, gift-with-purchase items, advertisements, brochures, printed shopping bags, staff training, signs and sales personnel. In addition, some distributors and manufacturers rent space in certain duty free stores for the display of transparencies containing brand-name advertisements. Many suppliers also purchase advertising space in the catalogs produced by the various divisions. Some suppliers also rent space in the Company's warehouses and pay a fee for processing shipments of their merchandise.

Economic Conditions and Exchange Rates

         The principal customers of the Company are residents of foreign countries whose purchases of duty free merchandise may be affected by trends in the economies of foreign countries and changes in the value of the U.S. dollar relative to their own currencies. Any significant increase in the value of the U.S. dollar relative to the currencies of foreign countries, particularly Canada, Mexico and Japan, could have an adverse impact on the number of travelers visiting the United States and the dollar amount of duty free purchases made by them from the Company. A significant increase in gasoline prices or a shortage of fuel may also reduce the number of international travelers and thereby adversely affect the Company's sales. In addition, the Company imports a significant portion of its products from Western Europe and Canada at prices negotiated either in U.S. dollars or foreign currencies. As a result, the Company's costs are affected by fluctuations in the value of the U.S. dollar in relation to major Western European and Canadian currencies. A decrease in the purchasing power of the U.S. dollar relative to other currencies causes a corresponding increase in the purchase price of products. The Company enters into foreign exchange forward contracts as a hedge against a portion of its exposure to currency fluctuations on commitments to purchase merchandise.

Competition

         The Airport and Northern Border Divisions experience significant competition primarily when negotiating or bidding for new concession leases or renewal of existing leases in those locations where the operating authority requires such negotiating or bidding. Because only one duty free concession controlled by an authority exists for most Canadian border crossings or airport terminals, competitors bid for the exclusive right to operate at particular border crossings or in a particular airport or, in the case of some larger airports, in a particular airport terminal servicing one or more airlines. The Company's lease and concession agreements for duty free stores at the New York City airports are consistent with airport leases in the region in that they are terminable by the lessor upon 30 days notice, and also may be subject to re-bid at the end of the operator's lease at which time sealed bids are submitted by prospective operators or negotiations are undertaken with the authority. Most of Inflight's concession contracts are subject to 30 or 60 day cancellation clauses. Currently, Inflight does not experience significant competition when renewing existing concession contracts.

         Approximately five other companies operate duty free stores in the United States along the Canadian border, most of which have historically remained within specific areas outside of the Company's geographic regions. A small number of regional duty free companies operate along the Mexican border and compete with the Company. Large discount chains that are not duty free operators, such as Price Club and Sam's Club, compete with the Company for customers crossing the United States/Mexico border. Approximately 15 companies operate duty free stores at airports in the
United States.    The largest such company is Duty Free Shoppers Group,
Ltd., a privately held company, which is the largest duty free operator in the world. There are no significant competitors operating international airlines' on-board duty free concessions. The majority of international airlines operate their own on-board duty free concessions. There are a large number of competitors offering wholesale merchandise to international airlines. The principal competition for diplomatic sales consists of purchases made directly from European suppliers. There are no material competitors currently operating in the principal ports serviced by the Diplomatic and Wholesale Division except for Miami, Florida. There are significant competitors which can make sales to the Company's passenger and merchant vessel customers when those customers visit ports not serviced by the Company.

ITEM 2.  PROPERTIES

         The Border Division operates 80 duty free and retail gift stores at 46 border crossings. Four of the stores are owned and operated by agents who receive commissions based on sales. The Company owns 52 of its border stores and leases 24 border stores. The Airport Division leases 80 store locations with lease expiration dates ranging from month-to-month to 2005.

The Company's leases for its stores at the New York City airports are terminable by the lessor upon 30 days notice. The leases at certain border and most airport locations provide for base monthly rentals and typically require payment of additional rent based on a percentage of sales.
Inflight has relatively smaller warehouse, distribution and administrative facilities in Miami, New York, Singapore, Hong Kong and the United Kingdom.

         The Company owns a 110,000 square foot office/distribution center near the Baltimore/Washington International Airport in Glen Burnie, Maryland and leases a 145,000 square foot distribution center in Laredo, Texas of which 70,000 square feet is subleased. The Company also owns or leases other smaller regional warehouse facilities. The Company owns its 33,000 square foot headquarters in Ridgefield, Connecticut which is partially subleased. In fiscal 1995, the Company opened a 100,000 square foot administrative, warehouse and distribution facility in South Miami, Florida. The new facility will reduce the Company's rental requirements, permit consolidated administrative operations and increase its stock capacity, thus improving buying power. The facility is well-situated to serve cruise ship requirements from the port of Miami, as well as supporting the Company's supply needs for its locations in the Caribbean. The Company believes its facilities are adequate for current operations.

ITEM 3.  LEGAL PROCEEDINGS

            The United States Customs Service is investigating the operations of a subsidiary's bonded warehouse in Seattle, Washington. The Customs Service has thus far issued 16 notices of liquidated damages in the aggregate amount of $712,000 relating to alleged violations of customs rules governing the handling and sale of bonded merchandise.

            Certain former stockholders of UETA, Inc. and certain stockholders of Overseas Trading Corporation (1987) Limited, an affiliate of UETA, Inc., commenced an action against the Company, certain of its directors and officers and Goldman, Sachs & Co., which was the financial advisor to UETA, in the Superior Court, New Castle County, Delaware. In their complaint which was filed on or about December 19, 1994, plaintiffs allege that the Company and its officers and directors made false and misleading statements and omissions in connection with the Company's issuance of its common stock in connection with its acquisition in April 1992 of UETA, Inc. and of certain assets of Overseas Trading Corporation
(1987) Limited, all in violation of state statutory and common law. The relief sought includes unspecified amounts of actual and punitive damages. The Company and its officers and directors intend to defend this action vigorously. Certain of the plaintiffs in this action had filed a similar complaint (on or about May 30, 1994) against the same defendants in the Superior Court of the State of Arizona, Pima County. This action was dismissed by court order on November 17, 1994, pursuant to stipulation of the parties, without prejudice to the commencement by those plaintiffs of an action in the courts of the State of Delaware.

            Certain other former stockholders of UETA, Inc. commenced an action against the Company and Goldman, Sachs & Co. in the District Court, 285th Judicial District, Bexar County, Texas. In their complaint which was filed on or about June 14, 1994, these plaintiffs also allege that the Company made false and misleading statements and omissions in connection with the Company's acquisition of UETA, Inc. and the Company's issuance of
its common stock in connection therewith to these plaintiffs.   The relief
sought includes unspecified amounts of actual and punitive damages and rescission of the transaction and/or rescissionary damages in an unspecified amount. After a hearing on November 17, 1994 on the defendants' motion to dismiss the action, the District Court abated and stayed this action pending the final determination of the plaintiffs' claims against the defendants in Delaware. On March 1, 1995, the Texas Court of Appeals, Fourth District (San Antonio) denied the plaintiffs leave to file a petition for a writ of mandamus seeking relief from the District Court's order, and on April 5, 1995, plaintiffs sought leave to file a
similar petition with the Texas Supreme Court.    In the meanwhile, the
plaintiffs commenced an action in the Superior Court, New Castle County, Delaware against the Company, each of its directors and officers who were named as defendants in the aforementioned Delaware action and Goldman,

Sachs & Co. In their complaint, which was filed on or about April 3, 1995, the plaintiffs allege against the Company and its officers and directors essentially the same claims under state statutory and common law as they have alleged in their Texas action. The relief sought in this action includes unspecified amounts of damages, including actual and/or recessionary damages and punitive damages. Additionally, these plaintiffs have filed another similar complaint, on or about April 20, 1995, in the District Court, 285th Judicial District, Bexar County, Texas, naming as defendants the same directors and officers of the Company and, as well, a former subsidiary of the Company. The relief sought is the same as that sought in these plaintiffs' Delaware action. The Company and its officers and directors intend to defend all these actions vigorously.

            On July 8, 1994, the Company commenced an action against each of the plaintiffs in the foregoing Arizona and Texas actions in the Court of Chancery, New Castle County, Delaware for injunctive and declaratory relief as well as damages based upon their commencement of the above-referenced actions in the Arizona and Texas state courts, rather than in the courts of the state of Delaware as stipulated in the agreements executed in connection with the acquisition of UETA, Inc. The relief sought by the Company in its complaint also includes a request for an order enjoining each of the plaintiffs in the foregoing actions from litigating any claims arising from the acquisition of UETA, Inc. in any forum other than the courts of the state of Delaware. Motions to dismiss the Company's complaint have been made by all the defendants named in this action.

            The legal proceedings described above currently are not expected to have a material effect on the Company's financial condition, results of operations, liquidity or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Incorporated by reference to the 1995 Annual Report to Stockholders, page
14.

ITEM 6.  SELECTED FINANCIAL DATA

Incorporated by reference to the 1995 Annual Report to Stockholders, inside front cover.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the 1995 Annual Report to Stockholders, pages
10-14.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the 1995 Annual Report to Stockholders as set forth in Part IV Item 14, and the supplementary data on the inside of front cover of such annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company's Proxy Statement with respect to its 1995 Annual Meeting of Stockholders filed on April 20, 1995, pages 3-5.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Company's Proxy Statement with respect to its 1995 Annual Meeting of Stockholders filed on April 20, 1995, pages 6-10.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

Incorporated by reference to the Company's Proxy Statement with respect to its 1995 Annual Meeting of Stockholders filed on April 20, 1995, pages 12 and 13.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company's Proxy Statement with respect to its 1995 Annual Meeting of Stockholders filed on April 20, 1995, page 8.

                               PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

1. Financial Statements (Incorporated by reference to the 1995 Annual Report to Stockholders, pages 15-24 and 9):

   -    Consolidated Balance Sheets as of January 29, 1995 and January
        31, 1994.

   - Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended January 29, 1995.

   -    Notes to the Consolidated Financial Statements.

   -    Independent Auditors' Report.

2. Financial Statement Schedules filed as part of this report:

   -    Independent Auditors' Report.

   - Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended January 29, 1995.

   - All other schedules have been omitted because the required information is not significant or is not applicable.

3. Exhibits:

2.1 - Second Consent and Amendment, dated as of December 15, 1994, among Duty Free International, Inc., the Sellers named therein and the Additional Recipients named therein, amending the Stock Purchase Agreement, dated as of March 24, 1994, as amended by the Consent and Amendment, dated as of May 1, 1994, which were both filed as Exhibits 2.1 and 2.2, respectively, to the Company's Current Report on Form 8-K dated May 1, 1994. (5)

3.1   -  Charter of the Company.(4)

3.2   -  By-Laws of the Company as amended to October 18, 1993. (9)

4.1 - Senior Indenture between Duty Free International, Inc. and The Chase Manhattan Bank, N.A., as trustee, dated as of January 15, 1994. (8)

4.2   -  Form of 7% Note Due 2004. (8)

9.1 - Amended and Restated Voting Trust Agreement (Bernstein Family Voting Trust Agreement) dated August 17, 1987 by and between Patricia B. Bernstein, David H. Bernstein and Patricia B. Bernstein, Trustees U/D by Laurel Beth Bernstein dated 1/7/88, David H. Bernstein and Patricia B. Bernstein, Trustees U/D by Carolyn Bernstein dated 1/7/88, David H. Bernstein, Custodian for Jeffrey A. Bernstein, Patricia B. Bernstein, Custodian for Jeffrey
         A. Bernstein, and David H. Bernstein, Trustee; as amended by the First Amendment to Amended and Restated Voting Trust Agreement dated January 15, 1988 by and between the same individuals.(1); as

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   further amended by the Second Amendment to Amended and Restated Voting Trust Agreement dated November 27, 1991 by and between the same individuals.(7)

9.2 - Voting Trust Agreement (Couri Voting Trust Agreement), dated January 15, 1988 by and between John A. Couri and Elaine C. Couri, Trustees of the Christopher J. Couri Irrevocable Trust dated June 15, 1987, and Carl Reimerdes, Trustee.(1)

9.3 - Voting Trust (Jeffrey A. Bernstein Voting Trust Agreement) dated January 15, 1988 by and between Shale D. Stiller and Max E. Blumenthal, Trustees U/D dated 1/7/88 by David H. Bernstein F/B/O Jeffrey A. Bernstein, and John A. Couri, Trustee.(1)

9.4 - Voting Trust Agreement (Reimerdes Voting Trust Agreement) dated January 15, 1988 by and between Carl Reimerdes, Life Tenant U/A/D 1/13/88, and John Tilson, Trustee, U/D dated 8/14/87 by Carl H. Reimerdes F/B/O Shawn Reimerdes, Remainderman, and Carl Reimerdes, Life Tenant U/A/D 1/13/88, and John Tilson, Trustee U/D dated 8/14/87 by Carl H. Reimerdes F/B/O Erika Reimerdes, Remainderman, and Carl Reimerdes, Trustee.(1)

9.5 - Voting Trust Agreement (Yaffe Voting Trust Agreement) dated January 15, 1988 by and between Linda Yaffe and Seymour S. Yaffe, Trustee.(1)

10.1 - Note Agreements with Massachusetts Mutual Life Insurance Company and Mass Mutual Participation Investors relating to the 10.42% Unsecured Senior Notes due 1996 in the aggregate principal amount of $10,000,000, as amended by the First Amendment to Note Agreement by and between Duty Free International, Inc. and Mass Mutual Participation Investors and the First Amendment to the Note Agreement by and between Duty Free International, Inc. and Massachusetts Mutual Life Insurance Company, both dated August 25, 1989, effective as of March 23, 1989(2), as further amended by a Note Agreement for $2,500,000, Amended and Restated December 29, 1989, effective as of March 23, 1989.(3)

10.2 - Note Agreement for $7,500,000 10.42% Senior Notes due 1996 from Fenton Hill American Limited to Massachusetts Mutual Life Insurance Company, dated August 25, 1989, effective as of March 23, 1989(2), as amended by a Note Agreement for $7,500,000 Amended and Restated December 29, 1989, effective as of March 23, 1989.(3)

10.3 - Agreement by and between United Distillers Group (Duty Free) Ltd. and Overseas Trading Corporation.(10)

10.4 - Agreement dated January 1, 1989 by and between United Distillers Group (Duty Free) Ltd. and Samuel Meisel and Company, Inc.(1)

10.5 - Amended and Restated 1991 Principal Stockholders' Agreement effective as of April 1, 1991 by and among IDF Services, Inc., Gebr. Heinemann, David H. Bernstein, Patricia B. Bernstein, David
         H. Bernstein and Patricia B. Bernstein, Trustees U/D by Laurel Beth Bernstein dated 1/7/88, David H. Bernstein and Patricia B. Bernstein, Trustees U/D by Carolyn Bernstein dated 1/7/88, David
         H. Bernstein, Custodian for Jeffrey A. Bernstein, Patricia B. Bernstein, Custodian for Jeffrey A. Bernstein, Shale D. Stiller, Trustee U/D dated 1/7/88 by David H. Bernstein F/B/O Jeffrey A. Bernstein, and Heribert Diehl.(7)

10.6 - 1989 Stock Option Plan for Duty Free International, Inc., and related form of stock option agreement as amended and restated effective February 11, 1993 (10) and May 20, 1994 (5)
         (compensatory plan).

10.7  -  Incentive Compensation Plan (1) (compensatory plan).

10.8 - Indemnity Agreement by and between Duty Free International, Inc. and Jack Africk.(1)

10.9 - Stockholders Agreement dated as of April 24, 1992 among Duty Free International, Inc., DFI Group Acquisition Corp., UETA, Inc., Overseas Trading Corporation (1987) Limited, and each of the persons and entities listed in Exhibit A thereto. (6)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

10.10 - Escrow Agreement dated as of April 24, 1992 among Duty Free International, Inc., the persons and entities listed in Exhibit A thereto and The First National Bank of Maryland, as escrow agent. (6)

10.11 - Agreement and Plans of Merger and Reorganization dated as of March 16, 1992 by and among UETA, Inc., Overseas Trading Corporation (1987) Limited, Capin's Duty-Free Warehouse, Inc., Duty Free International, Inc. and DFI Group Acquisition Corp.
         (6)

12.1  -  Ratios of Earnings to Fixed Charges. (5)

13.1  -  1995 Annual Report to Stockholders.(5)

18.1  -  Preferability letter regarding change in accounting principle.
         (11)

21.1  -  Subsidiaries.(5)

23.1  -  Consent of KPMG Peat Marwick LLP.(5)

24.1 - Powers of Attorney for Jack Africk, David H. Bernstein, John A. Couri, Heribert Diehl, Morris W. Offit, Carl Reimerdes and Susan
         H. Stackhouse. (5)

27.1 -   Financial Data Schedule.(5)

Notes:   (1) Previously filed as an Exhibit to the Registration
             Statement of the Company on Form S-1, File No. 33-27842 declared effective May 11, 1989.

   (2)   Previously filed as an Exhibit to the Registration
         Statement of the Company on Form S-1, File No. 33-32392 declared effective December 19, 1989.

   (3)   Previously filed as an Exhibit to the Company's Annual
         Report on Form 10-K dated April 30, 1990.

   (4)   Previously filed as an Exhibit to the Company's
         Registration Statement on Form S-1, File No. 33-43071, declared effective November 29, 1991.

   (5)   Filed herewith.

   (6)   Previously filed as an Exhibit to the Company's Current
         Report on Form 8-K dated April 24, 1992.

   (7)   Previously filed as an Exhibit to the Company's Annual
         Report on Form 10-K dated April 20, 1992.

   (8)   Previously filed as an Exhibit to the Company's Current
         Report on Form 8-K dated January 15, 1994.

   (9)   Previously filed as an Exhibit to the Company's Current
         Report on Form 8-K dated December 27, 1993.

      (10) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K dated April 27, 1993.

      (11) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1994.

(b)   Reports on Form 8-K:

      (i) A Current Report on Form 8-K dated November 2, 1994 was filed relating to the Company's restructuring plan.

                              SIGNATURES
                                -----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of April, 1995.

             DUTY FREE INTERNATIONAL, INC.

             By: /s/ Alfred Carfora
                ----------------------------
             Alfred Carfora
             President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Signature                       Title                   Date


      *
- - -----------------------
Jack Africk                  Director                  April 20, 1995


      *
- - -----------------------
David H. Bernstein            Director, Chairman of
                              the Executive Committee  April 20, 1995


 /s/ Alfred Carfora
- - -----------------------
Alfred Carfora                 Director, President and
                               Chief Executive Officer April 20, 1995
       *
- - -----------------------
Heribert Diehl                 Director                April 20, 1995


      *
- - ----------------------
John A. Couri                  Director                April 20, 1995


 /s/ Gerald F. Egan
- - ----------------------
Gerald F. Egan                Vice President of
                              Finance, Treasurer,
                              Secretary and Chief
                              Financial Officer**      April 20, 1995


      *
- - ----------------------
Morris W. Offit               Director                 April 20, 1995


      *
- - -----------------------

Carl Reimerdes                Director, Vice President  April 20, 1995


      *
- - ----------------------
Susan H. Stackhouse           Director                  April 20, 1995


 *By:  /s/ Alfred Carfora
     -------------------
      Alfred Carfora
      Attorney-in-fact

 **Principal Financial and Accounting
Officer

            DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                INDEX TO FINANCIAL STATEMENT SCHEDULES





                                                     Page
                                                     ----

Independent Auditors' Report

Schedule II - Valuation and Qualifying Accounts for the three-year period ended January 29, 1995.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                     INDEPENDENT AUDITORS' REPORT
                       ----------------------------


The Board of Directors
Duty Free International, Inc.:


Under date of February 27, 1995, we reported on the consolidated balance sheets of Duty Free International, Inc. and subsidiaries as of January 29, 1995 and January 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended January 29, 1995. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule "Schedule II - Valuation and Qualifying Accounts". The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                               KPMG PEAT MARWICK LLP



Baltimore, Maryland
February 27, 1995

DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts


                                                         Additions
                                     -----------------------------------------------
                       Balance at    Charged to       Charged to                 Balance at
                       beginning     costs and     other accounts-                 end of
    Description        of period      expenses      describe      Deductions       period
- - -------------------    ----------    ----------    ----------     -----------    ----------
Year ended
  January 29, 1995:
    Allowance for
      doubtful acco  $   740,000   $   462,000   $   280,000 (2)$   (687,000)  $   795,000
                       ----------    ----------    ----------     -----------    ----------
                       ----------    ----------    ----------     -----------    ----------
Year ended
  January 31, 1994:
    Allowance for
      doubtful acco  $   941,000   $   240,000   $       - -    $   (441,000)  $   740,000
                       ----------    ----------    ----------     -----------    ----------
                       ----------    ----------    ----------     -----------    ----------
Year ended
  January 31, 1993:
    Allowance for
      doubtful acco  $   805,000   $   292,000   $       - -    $   (156,000)  $   941,000
                       ----------    ----------    ----------     -----------    ----------
                       ----------    ----------    ----------     -----------    ----------







(1) Uncollectible accounts written off, net of recoveries.

(2) Allowance for doubtful accounts recorded in connection with the acquistion of Inflight Sales Group Limited on May 1, 1994.



































































































































































































            DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                            EXHIBIT INDEX





Exhibit
  No.     Description of Exhibit
- - -------   ----------------------
2.1   -   Second Consent and Amendment, dated as of December 15, 1994, among Duty Free International, Inc., the Sellers named therein and the Additional Recipients named therein, amending the Stock Purchase Agreement, dated as of March 24, 1994, as amended by the Consent and Amendment, dated as of May 1, 1994, which were both filed as Exhibits 2.1 and 2.2, respectively, to the Company's Current Report on Form 8-K dated May 1, 1994. (5)

3.1   -   Charter of the Company.(4)

3.2   -   By-Laws of the Company as amended to October 18, 1993. (9)

4.1   -   Senior Indenture between Duty Free International, Inc. and The
          Chase Manhattan Bank, N.A., as trustee, dated as of January 15, 1994. (8)

4.2   -   Form of 7% Note Due 2004. (8)

9.1   -   Amended and Restated Voting Trust Agreement (Bernstein Family
          Voting Trust Agreement) dated August 17, 1987 by and between Patricia B. Bernstein, David H. Bernstein and Patricia B. Bernstein, Trustees U/D by Laurel Beth Bernstein dated 1/7/88, David H. Bernstein and Patricia B. Bernstein, Trustees U/D by Carolyn Bernstein dated 1/7/88, David H. Bernstein, Custodian for Jeffrey A. Bernstein, Patricia B. Bernstein, Custodian for Jeffrey A. Bernstein, and David H. Bernstein, Trustee; as amended by the First Amendment to Amended and Restated Voting Trust Agreement dated January 15, 1988 by and between the same individuals.(1); as further amended by the Second Amendment to Amended and Restated Voting Trust Agreement dated November 27, 1991 by and between the same individuals.(7)

9.2   -   Voting Trust Agreement (Couri Voting Trust Agreement), dated
          January 15, 1988 by and between John A. Couri and Elaine C. Couri, Trustees of the Christopher J. Couri Irrevocable Trust dated June 15, 1987, and Carl Reimerdes, Trustee.(1)

9.3   -   Voting Trust (Jeffrey A. Bernstein Voting Trust Agreement)
          dated January 15, 1988 by and between Shale D. Stiller and Max
          E. Blumenthal, Trustees U/D dated 1/7/88 by David H. Bernstein F/B/O Jeffrey A. Bernstein, and John A. Couri, Trustee.(1)

9.4   -   Voting Trust Agreement (Reimerdes Voting Trust Agreement) dated
          January 15, 1988 by and between Carl Reimerdes, Life Tenant U/A/D 1/13/88, and John Tilson, Trustee, U/D dated 8/14/87 by Carl H. Reimerdes F/B/O Shawn Reimerdes, Remainderman, and Carl Reimerdes, Life Tenant U/A/D 1/13/88, and John Tilson, Trustee U/D dated 8/14/87 by Carl H. Reimerdes F/B/O Erika Reimerdes, Remainderman, and Carl Reimerdes, Trustee.(1)

9.5   -   Voting Trust Agreement (Yaffe Voting Trust Agreement) dated
          January 15, 1988 by and between Linda Yaffe and Seymour S. Yaffe, Trustee.(1)

10.1  -   Note Agreements with Massachusetts Mutual Life Insurance
          Company and Mass Mutual Participation Investors relating to the 10.42% Unsecured Senior Notes due 1996 in the aggregate principal amount of $10,000,000, as amended by the First Amendment to Note Agreement by and between Duty Free International, Inc. and Mass Mutual Participation Investors and the First Amendment to the Note Agreement by and between Duty Free International, Inc. and Massachusetts Mutual Life Insurance Company, both dated August 25, 1989, effective as of March 23, 1989(2), as further amended by a Note Agreement for $2,500,000, Amended and Restated December 29, 1989, effective as of March 23, 1989.(3)

10.2  -   Note Agreement for $7,500,000  10.42% Senior Notes due 1996
          from Fenton Hill American Limited to Massachusetts Mutual Life Insurance Company, dated August 25, 1989, effective as of March 23, 1989(2), as amended by a Note Agreement for $7,500,000 Amended and Restated December 29, 1989, effective as of March 23, 1989.(3)

10.3  -   Agreement by and between United Distillers Group (Duty Free)
          Ltd. and Overseas Trading Corporation.(10)

10.4  -   Agreement dated January 1, 1989 by and between United
          Distillers Group (Duty Free) Ltd. and Samuel Meisel and
          Company, Inc.(1)

10.5  -   Amended and Restated 1991 Principal Stockholders' Agreement
          effective as of April 1, 1991 by and among IDF Services, Inc., Gebr. Heinemann, David H. Bernstein, Patricia B. Bernstein, David H. Bernstein and Patricia B. Bernstein, Trustees U/D by Laurel Beth Bernstein dated 1/7/88, David H. Bernstein and Patricia B. Bernstein, Trustees U/D by Carolyn Bernstein dated 1/7/88, David H. Bernstein, Custodian for Jeffrey A. Bernstein, Patricia B. Bernstein, Custodian for Jeffrey A. Bernstein, Shale D. Stiller, Trustee U/D dated 1/7/88 by David H. Bernstein F/B/O Jeffrey A. Bernstein, and Heribert Diehl.(7)

10.6  -   1989 Stock Option Plan for Duty Free International, Inc., and
          related form of stock option agreement as amended and restated effective February 11, 1993 (10) and May 20, 1994 (5)
          (compensatory plan).

10.7  -   Incentive Compensation Plan (1) (compensatory plan).

10.8 - Indemnity Agreement by and between Duty Free International, Inc. and Jack Africk.(1)

10.9 - Stockholders Agreement dated as of April 24, 1992 among Duty Free International, Inc., DFI Group Acquisition Corp., UETA, Inc., Overseas Trading Corporation (1987) Limited, and each of the persons and entities listed in Exhibit A thereto. (6)

10.10 - Escrow Agreement dated as of April 24, 1992 among Duty Free International, Inc., the persons and entities listed in Exhibit A thereto and The First National Bank of Maryland, as escrow agent. (6)

10.11 - Agreement and Plans of Merger and Reorganization dated as of March 16, 1992 by and among UETA, Inc., Overseas Trading Corporation (1987) Limited, Capin's Duty-Free Warehouse, Inc., Duty Free International, Inc. and DFI Group Acquisition Corp.
          (6)

12.1  -   Ratios of Earnings to Fixed Charges. (5)

13.1  -   1995 Annual Report to Stockholders.(5)

18.1  -   Preferability letter regarding change in accounting principle.
          (11)
21.1  -   Subsidiaries.(5)

23.1  -   Consent of KPMG Peat Marwick LLP.(5)

24.1 - Powers of Attorney for Jack Africk, David H. Bernstein, John A. Couri, Heribert Diehl, Morris W. Offit, Carl Reimerdes and Susan H. Stackhouse. (5)

27.1 -    Financial Data Schedule.(5)

Notes:

        (1) Previously filed as an Exhibit to the Registration Statement of the Company on Form S-1, File No. 33-27842 declared effective May 11, 1989.

        (2) Previously filed as an Exhibit to the Registration
            Statement of the Company on Form S-1, File No. 33-32392 declared effective December 19, 1989.

        (3) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K dated April 30, 1990.

        (4) Previously filed as an Exhibit to the Company's
            Registration Statement on Form S-1, File No. 33-43071, declared effective November 29, 1991.

        (5) Filed herewith.

        (6) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated April 24, 1992.

        (7) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K dated April 20, 1992.

        (8) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated January 15, 1994.

        (9) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated December 27, 1993.

   (10) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K dated April 27, 1993.

   (11) Previously filed as an Exhibit to the Company's Quarterly
        Report on Form 10-Q for the quarter ended October 31, 1994.