Form 10-K405/A
period 1995-01-29
DUTY FREE INTERNATIONAL INC
filed 1995-05-02
CIK 820756

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                            FORM 10-K405/A

                             AMENDMENT #1


      [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

              For the fiscal year ended January 29, 1995

                                  Or

    [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

      For the transition period from                to         .
                                           ---------     -------


                  Commission File Number 34-1-10952

                    DUTY FREE INTERNATIONAL, INC.
        (Exact name of registrant as specified in its charter)


           MARYLAND                                52-1292246
- -------------------------------                  --------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization                   Identification
                                                 No.
            63 Copps Hill Road
        Ridgefield, Connecticut                      06877
- ------------------------------                   --------------
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







PURPOSE OF THIS AMENDMENT IS TO INCLUDE THE FOLLOWING EXHIBITS THAT WERE NOT TRASMITTED WITH THE 10K405 ELECTRONICALLY FILED ON 5/1/95:

EXHIBIT 21.1 - SUBSIDIARIES
EXHIBIT 23.1 - CONSENT OF KPMG PEAT MARWICK LLP
EXHIBIT 24.1 - POWERS OF ATTORNEY

                              SIGNATURES
                                -----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of May, 1995.

          DUTY FREE INTERNATIONAL, INC.

          By: /s/ Alfred Carfora
             ----------------------------
          Alfred Carfora
          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title        Date


      *
- -----------------------
Jack Africk              Director            May 2, 1995
      *

- -----------------------
David H. Bernstein       Director, Chairman
                         of the Executive
Committee                May 2, 1995
 /s/ Alfred Carfora
- -----------------------
Alfred Carfora           Director, President
                         and Chief Executive
                         Officer             May 2, 1995
      *
- -----------------------
Heribert Diehl           Director            May 2, 1995


      *
- ----------------------
John A. Couri            Director            May 2, 1995


 /s/ Gerald F. Egan
- ----------------------
Gerald F. Egan           Vice President of
                         Finance, Treasurer,
                         Secretary and
                         Chief Financial
                         Officer**           May 2, 1995
      *
- ----------------------
Morris W. Offit          Director            May 2, 1995
      *
- -----------------------
Carl Reimerdes           Director, Vice
                         President           May 2, 1995
      *
- ------------------------
Susan H. Stackhouse      Director            May 2, 1995

*By:  /s/ Alfred Carfora
     -------------------
      Alfred Carfora
      Attorney-in-fact

**Principal Financial and Accounting Officer