Form 10-Q
period 1995-04-30
DUTY FREE INTERNATIONAL INC
filed 1995-06-13
CIK 820756

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


  For the quarter ended April 30, 1995        Commission File No. 1-10952
                       --------------                           -------


                            DUTY FREE INTERNATIONAL, INC.
  -----------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

              Maryland                                    52-1292246
  -------------------------------                           -----------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                        Identification
  No.)


                63 Copps Hill Road, Ridgefield, Connecticut
               -------------------------------------------
                  (Address of principal executive offices)

                                   06877
                                  -----
                                 (Zip Code)

  Registrant's telephone number, including area code: 203-431-6057
                                                      -------------

  Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X    NO
                              ------      ------

  At March 31, 1995, 27,243,550 shares of $.01 par value common stock of the registrant were outstanding.

                       DUTY FREE INTERNATIONAL, INC.

                               April 30, 1995


                                   INDEX


  Part I.  Financial Information                          Page
  ------------------------------                          ----
  Item 1.  Financial Statements

      Consolidated Balance Sheets as of                    3

      April 30, 1995 (unaudited) and
      January 29, 1995

      Consolidated Statements of Earnings                  4
      (unaudited) for the quarters
      ended April 30, 1995 and 1994

      Consolidated Statement of Stockholders'              5
      Equity (unaudited) for the quarter
      ended April 30, 1995

      Consolidated Statements of Cash Flows                6
      (unaudited) for the quarters
      ended April 30, 1995 and 1994

      Notes to Consolidated Financial                      7-8
      Statements (unaudited)

  Item 2.  Management's Discussion and Analysis            9-12
      of Financial Condition and Results of
      Operations

  Part II.  Other Information
  ---------------------------
  Item 1.  Legal Proceedings                               13

  Item 6.  Exhibits and Reports on Form 8-K                13

    Signature                                              14

                                                    Form 10-Q
                                                       Page 3

  PART  I.   FINANCIAL INFORMATION

  Item 1.    Financial Statements
          DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
  Consolidated Balance Sheets
  (in thousands)
                                                  April 30,     January 29,
                                                    1995           1995
                                                 ----------    -----------
                                                 (unaudited)      (note 1)
        ASSETS
        ------
  Current assets:
   Cash and cash equivalents                      $  28,988      $  31,353
   Short-term investments (fair value of
    $16,603 and $13,010, respectively)               16,654         13,086
   Receivables:
    Trade receivables, less allowance for
     doubtful accounts of $862 and $795              20,431         20,183
    Other                                            11,077         11,400
                                                  ---------      ---------
                                                     31,508         31,583
                                                  ---------      ---------
   Merchandise inventories                           97,281         95,112
   Prepaid expenses and other current assets         10,515          9,962
                                                  ---------      ---------
       Total current assets                         184,946        181,096
  Long-term investments (fair value of
   $8,118 and $9,500, respectively)                   8,201          9,653
  Property and equipment, net                        85,122         82,533
  Excess of cost over net assets of
   subsidiaries acquired, net                        64,374         64,682
  Other intangible assets, net                       24,891         25,571
  Other assets, net                                  22,090         23,607
                                                  ---------      ---------
                                                  $ 389,624      $ 387,142
                                                  ---------      ---------
                                                  ---------      ---------
     LIABILITIES AND STOCKHOLDERS' EQUITY
  ----------------------------------------
  Current liabilities:
   Current maturities of long-term debt           $   2,611      $   2,611
   Accounts payable, trade                           36,484         30,964
   Accrued restructuring expenses                     2,269          3,941
   Other current liabilities                         28,422         29,584
                                                  ---------      ---------
       Total current liabilities                     69,786         67,100
  Long-term debt, excluding current
   maturities                                       114,737        115,798
  Other liabilities                                   3,242          3,093
                                                  ---------      ---------
         Total liabilities                          187,765        185,991
                                                  ---------      ---------
  Stockholders' equity:
   Common stock, par value $.01 per
    per share. Authorized 75,000,000
    shares; issued and outstanding
    27,243,550 shares in both periods                   272            272
   Additional paid-in capital                        80,121         80,121
   Foreign currency translation
    adjustments                                          --           (603)
   Retained earnings                                121,466        121,361
                                                  ---------      ---------
    Total stockholders' equity                      201,859        201,151
                                                  ---------      ---------
                                                  $ 389,624      $ 387,142
                                                  ---------      ---------
                                                  ---------      ---------


  See accompanying notes to the consolidated financial statements.

                                                         Form 10-Q
                                                            Page 4




             DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                   Consolidated Statements of Earnings
                                                (Unaudited)


                                    Quarter Ended
                                        April 30,
                               --------------------------
                                 1995           1994
                               ---------      --------
                                 (in thousands, except
                                  earnings per share)

  Net Sales                 $  109,348     $   83,243
  Cost of sales                 63,187         52,795
                               --------      --------
         Gross profit           46,161         30,448

  Advertising, storage and other
    operating income             1,260          1,432
                               --------      --------
                                47,421         31,880

  Selling, general and
    administrative expenses     43,725         28,532
                              --------       --------

  Operating income               3,696          3,348

  Other income (expense):
     Interest income               652          1,271
     Interest expense           (2,184)        (2,019)
     Other, net                    162            845
                              --------      ---------
                                (1,370)            97
                             ---------      ---------
   Earnings before income taxes  2,326          3,445

  Income taxes                     860          1,275
                              --------      ---------
   Net earnings            $     1,466    $     2,170
                              --------      ---------
                              --------      ---------
  Earnings per share       $      0.05    $      0.08
                              --------      ---------
                              --------      ---------
  Weighted average number
  of shares outstanding         27,244         27,239
                              --------       --------
                              --------       --------








  See accompanying notes to the consolidated financial statements..

                                                                  Form 10-Q
                                                                     Page 5

                           DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Statement of Stockholders' Equity
                                    Quarter Ended April 30, 1995
                                     (in thousands, unaudited)


                                                              Foreign
                                 Common stock   Additional   currency                         Total
                              ------------------  paid-in   translation    Retained        stockholder's
                              Shares    Amount    capital   adjustments    earnings           equity
                              ------    ------  ----------  -----------    --------       ---------------
Balance at January 29, 1995  27,244      $272     $80,121       $(603)     $121,361     $201,151

Dividends ($0.05 per share)     --        --           --        --          (1,361)      (1,361)

Change in foreign currency
translation adjustment (note 5) --        --           --         603            --          603

Net earnings                    --        --           --        --         1,466          1,466
                           --------  --------    --------    -------     ---------      ---------
Balance at April 30, 1995   27,244      $272      $80,121    $     0      $121,466      $201,859
                           --------  --------    --------    -------     ---------      ---------
                           --------  --------    --------    -------     ---------      ---------













See accompanying notes to the consolidated financial statements.

                                                                      Form 10-Q
                                                                         Page 6

             DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                                                  Quarter Ended
                                                     April 30,
                                         ----------------------------------
                                                  1995               1994
                                               ----------          --------
                                                      (in thousands)
Cash flows from operating activities:
       Net earnings                             $  1,466          $  2,170
       Adjustments to reconcile net earnings
        to net cash provided by operating
        activities:
    Depreciation and amortization of
         property and equipment                    1,970             1,420
        Other amortization                         1,422             1,592
        Provision for deferred income taxes        1,169               ---
        Changes in operating assets and
         liabilities:
          Accounts receivable                         76              (952)
          Merchandise inventories                 (1,926)           (1,595)
          Prepaid expenses and other current
           assets                                 (1,581)              226
          Accrued restructuring expenses          (1,266)              ---
          Accounts payable, trade                  5,523             6,301
          Other current liabilities               (1,095)            1,409
        Other                                        (10)             (832)
                                                ---------         --------
           Net cash provided by operating
            activities                             5,748             9,739
                                                ---------         --------
Cash flows from investing activities:
       Purchases of investments                   (3,750)          (23,575)
       Maturities of investments                   1,554            12,860
       Additions to property and equipment        (2,800)           (4,331)
       Investments in and advances to
        affiliates                                  (342)           (2,253)
       Other                                        (609)              303
                                                 --------         --------
           Net cash used in investing
            activities                            (5,947)          (16,996)
                                                 --------         --------
Cash flows from financing activities:
       Payment of borrowings                      (1,138)           (1,022)
       Dividends paid                             (1,362)           (1,361)
       Other                                         334              (328)
                                                 --------          --------
           Net cash used in financing
            activities                            (2,166)           (2,711)
                                                 --------          --------
Net decrease in cash and
 cash equivalents                                 (2,365)           (9,968)
Cash and cash equivalents at beginning
 of period                                        31,353            99,669
                                                 --------         --------
Cash and cash equivalents at end of
 period                                          $28,988           $89,701
                                                 --------         --------
                                                 --------         --------
See accompanying notes to the consolidated financial statements.

                                                  Form 10-Q
                                                     Page 7

           DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                            (Unaudited)


(1) Consolidated Financial Statements

  The consolidated financial statements included herein do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by the Company, refer to the notes to consolidated financial statements set forth in the Company's annual report for the year ended January 29, 1995.

  In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

  The results of operations for the quarter ended April 30, 1995 are not necessarily indicative of the operating results to be expected for the full year.

  The balance sheet at January 29, 1995 has been derived from the audited financial statements of the Company at that date.

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

(4) Foreign Exchange Forward Contracts

  The only financial derivatives used by the Company are foreign exchange forward contracts. The Company had approximately $11,140,000 of foreign exchange forward contracts outstanding at April 30, 1995 to purchase British pounds, French francs, deutschmarks and Swiss francs. The contracts outstanding at April 30, 1995 mature at various dates in fiscal 1996. The fair values of these contracts were $11,478,000 as of April 30, 1995. Fair values were estimated by obtaining quotes from banks assuming all contracts were purchased on April 30, 1995.

(5) Restructuring

  During the first quarter of fiscal 1996, the Company closed all five of its Airport Division retail locations in Toronto, Canada, two small speciality stores at airports in Bangor, Maine and Burlington, Vermont, and sold its wholesale operations in Carson, California. The Company's wholesale operations in Seattle, Washington, the only location scheduled to be closed under the restructuring plan that has not been closed as of April 30, 1995, will be closed in the second or third quarter of the current year. There were no adjustments to restructuring costs during the quarter ended April 30, 1995.

                                                Form 10-Q
                                                   Page 8


  The Company paid approximately $1,266,000 relating to restructuring obligations during the quarter ended April 30, 1995 which consisted of $568,000 for employee severance and other arrangements, $634,000 to terminate property leases and rent for closed stores, and $64,000 for miscellaneous other expenses. As of April 30, 1995, remaining payments of $3,300,000 are expected to be paid for obligations incurred pursuant to the restructuring plan. As of April 30, 1995, 187 store and administrative employees have been terminated under the restructuring plan. Approximately 210 store and administrative employees in total will have been terminated when the restructuring is completed in the current year.

  Net sales of the stores and business locations closed or scheduled to be closed under the restructuring plan were $1,315,000 and $2,959,000 for the quarters ended April 30, 1995 and 1994, respectively. Operating losses of the stores and business locations closed or scheduled to be closed under the restructuring plan were $114,000 and $778,000 for the quarters ended April 30, 1995 and 1994, respectively.

                                                               Form 10-Q
                                                                  Page 9


PART I.  FINANCIAL INFORMATION  (CONTINUED)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
- - ---------------------
  Operating income was $3,696,000 for the quarter ended April 30, 1995, an increase of $348,000 or 10.4% from $3,348,000 for the quarter ended April 30, 1994. The increase was due primarily to operating income from the Inflight Division (purchased May 1, 1994), and significant increases in the Northern Border and Airport Division's operating income as a result of expense reductions resulting from the restructuring plan and a decrease in amortization expense resulting from the intangible revaluation in fiscal 1995. The above was partially offset by a substantial decrease in the Southern Border Division's operating income as a result of the significant drop in the value of the Mexican peso versus the U.S. dollar in December 1994. The drop in the value of the peso increased the cost of the Company's products for Mexican customers and destabilized the Mexican economy. A $11,919,000 or 37.0% decrease in the Southern Border Division's sales more than offset a $1,250,000 decrease in the Division's selling, general and administrative expenses when compared to the prior year. The expense reductions related primarily to lower employee and other operating expenses resulting from a decrease in the number of hours stores are open and reductions of advertising and promotional expenses. The decrease in advertising and promotional expenses is not expected to impact sales due to the significant reduction in customer counts in the Southern Border market resulting from the peso devaluation. The devaluation is expected to have a continuing, significant negative impact on the Division's sales and earnings during the remainder of fiscal 1996. The Company will consider closing stores and further reductions of store hours if current sales trends continue during the remainder of fiscal 1996.

                                                                Form 10-Q
                                                                  Page 10

  Net earnings for the quarter ended April 30, 1995 were $1,466,000, or $0.05 per share, a decrease of $704,000 or 32.4% from $2,170,000, or
$0.08 per share, for the quarter ended April 30, 1994. As discussed above, operating income increased by $348,000 when compared to the prior year. Non-operating income decreased by $1,467,000 due primarily to a $900,000 gain on the sale of the Company's 15% interest in Natural Energy Unlimited during the quarter ended April 30, 1994, and a $619,000 decrease in interest income due to the purchase of Inflight Sales Group Limited on May 1, 1994 (the purchase price was approximately $73,300,000).

Net Sales
- - ---------
  The following table sets forth, for the periods indicated, the net sales and the percentage of total net sales for each of the Company's divisions and the period to period change in such sales:

                   Quarter Ended April 30,
            --------------------------------------
            (in thousands, except for percentages)
                                                              Increase/(Decrease)
Divisional                                                        Quarter Ended
Net Sales              1995                1994              April 30, 1995 vs. 1994
- - ---------------  ------------------- -------------------    ------------------------
Border:
  Southern        $ 20,269   18.5%    $ 32,188    38.7%       $(11,919)  (37.0)%

  Northern          14,424   13.2       14,870    17.9            (446)   (3.0)%

Airport             23,283   21.3       20,364    24.4           2,919    14.3 %

Diplomatic
and Wholesale       13,557   12.4       15,821    19.0          (2,264)  (14.3)%

Inflight            37,815   34.6       -0         N/A          37,815     N/A
                   --------  -----    --------  ------        ---------   -----
                  $109,348  100.0%    $ 83,243   100.0%       $ 26,105    31.4%
                   --------  -----    --------   -----        ---------   -----
                   --------  -----    --------   -----        ---------   -----

  The Company's net sales for the quarter ended April 30, 1995 decreased by 14.3% versus the quarter ended April 30, 1994 when the sales of the Inflight Division (purchased May 1, 1994) and the stores closed under the restructuring plan are excluded in both periods. The decrease was due primarily to a $11,919,000 or 37.0% decrease in the Southern Border Division's sales. The decrease in the Southern Border Division's sales was due to a significant drop in the value of the Mexican peso versus the U.S. dollar in December 1994 which increased the costs of the Company's products for Mexican customers and destabilized the Mexican economy. The devaluation is expected to have a continuing, significant negative impact on the Division's sales and earnings during the remainder of fiscal 1996. The Northern Border Division's sales for the quarter ended April 30, 1995 were virtually unchanged from the quarter ended April 30, 1994 when the sales of the stores closed under the restructuring plan are excluded from the prior year. The improvement in sales trends for the Northern Border Division from fiscal 1995 is due primarily to the anniversary of the decrease in Canadian tobacco taxes which occurred in the first quarter of fiscal 1995, and increases in average transaction spend amounts by customers resulting from the

                                                               Form 10-Q
                                                                 Page 11

Division's marketing and promotion programs. Airport Division sales for the quarter ended April 30, 1995 were $23,283,000, an increase of 14.3% from $20,364,000 in the first quarter of last year. Airport Division sales at stores open during both periods increased by 8.5%. Management believes the increase in sales at stores open during both periods was due primarily to more favorable U.S. dollar exchange rates during the first quarter of fiscal 1996 which resulted in an increase in the number of foreign tourists traveling to the United States. This year's first quarter sales include 12 stores opened in February 1995 in the new Denver International Airport and two duty free shops opened in March 1995 in Boston's Logan International Airport. The Diplomatic and Wholesale Division's sales decreased by 14.3% when compared to the prior year due primarily to the Company continuing to de-emphasize what would have been relatively low gross margin sales in this Division. Net sales of the stores and businesses closed or scheduled to be closed under the restructuring plan were $1,315,000 and $2,959,000 for the quarters ended April 30, 1995 and 1994, respectively.

Cost of Sales and Gross Profit
- - ------------------------------
  Cost of sales includes the cost of merchandise purchased from suppliers and the cost of distribution to store locations. Gross profit, as a percentage of net sales, increased to 42.2% in the first quarter of fiscal 1996 from 36.6% for the same period in the prior year. The increase was due primarily to the Inflight Division (purchased May 1, 1994) having gross profit margins higher than the Company's average gross profit margin.

The restructuring plan did not and will not have a material effect on the Company's gross profit.

Selling, General, and Administrative Expenses
- - ---------------------------------------------
  Selling, general and administrative expenses, as a percentage of net sales, increased to 40.0% in the first quarter of fiscal 1996 from 34.3% in the first quarter of fiscal 1995. The increase was due primarily to the following factors:
  * A 37.0% decrease in the Southern Border Division's net sales which has selling, general and administrative expenses, as a percentage of net sales, significantly lower than the Company average. The Company reduced the Southern Border Division's selling, general and administrative expenses by approximately $1,250,000 during the first quarter of fiscal 1995 when compared to the same period in the prior year; however, these expense reductions were more than offset by the $11,919,000 or 37.0% decrease in the Division's net sales. The expense reductions related primarily to lower employee and other operating expenses resulting from a reduction in the number of hours stores are open and reductions of advertising and promotion expenses. The decrease in advertising and promotion expenses is not expected to impact sales in view of the significant reduction in customer counts in the Southern Border market. The Company will consider closing stores and further reductions of store hours if current sales trends continue during the remainder of fiscal 1996.

  * The Inflight Division (purchased May 1, 1994) having selling, general and administrative expenses, as a percentage of net sales, higher than the Company average due primarily to commission expenses paid to airlines and the amortization of intangible assets related to the purchase.

                                                             Form 10-Q
                                                               Page 12

  The restructuring plan and the revaluation of intangible assets in the third quarter of fiscal 1995 reduced the Company's selling, general and administrative expenses by approximately $2,200,000 in the first quarter of fiscal 1996 when compared to the same period in the prior year.

Other Income (Expense)
- - ----------------------
  Other income decreased by $1,467,000 in the first quarter of fiscal 1996 from the same period in the prior year. The decrease was due primarily to a $900,000 gain on the sale of the Company's 15% interest in Natural Energy Unlimited in the first quarter of fiscal 1995, and a decrease in interest income resulting from the purchase of Inflight in fiscal 1995 (the purchase price was approximately $73,300,000).

Income Taxes
- - ---------------
  Income taxes, as a percentage of earnings before income taxes, was unchanged from the first quarter of last year.

RESTRUCTURING
- - ---------------
  During the first quarter of fiscal 1996, the Company closed all five of its Airport Division retail locations in Toronto, Canada, two small speciality stores at airports in Bangor, Maine and Burlington, Vermont, and sold its wholesale operations in Carson, California. The Company's wholesale operations in Seattle, Washington, the only location scheduled to be closed under the restructuring plan that has not been closed as of April 30, 1995, will be closed in the second or third quarter of fiscal 1996. There were no adjustments to restructuring costs during the quarter ended April 30, 1995.

  The Company paid approximately $1,266,000 relating to restructuring obligations during the quarter ended April 30, 1995 which consisted of $568,000 for employee severance and other arrangements, $634,000 to terminate property leases and rent for closed stores, and $64,000 for miscellaneous other expenses. As of April 30, 1995, remaining payments of $3,300,000 are expected to be paid for obligations incurred pursuant to the restructuring plan. As of April 30, 1995, 187 store and administrative employees have been terminated under the restructuring plan. Approximately 210 store and administrative employees in total will have been terminated when the restructuring is completed.

  Net sales of the stores and business locations closed or scheduled to be closed under the restructuring plan were $1,315,000 and $2,959,000 for the quarters ended April 30, 1995 and 1994, respectively. Operating losses of the stores and business locations closed or scheduled to be closed under the restructuring plan were $114,000 and $778,000 for the quarters ended April 30, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
  On May 26, 1995, the Company signed a fully committed $75,000,000 revolving line of credit and letter of credit facility expiring in May 1998. Borrowings under the agreement bear interest at a rate selected by the Company based on the prime rate, federal funds rate or the London Interbank Offered Rate. The credit facility contains covenants which require, among other things, maintenance of minimum tangible net worth, as defined, and certain financial ratios. Currently, the Company has no plans to make any borrowings under the facility.

                                                              Form 10-Q
                                                                Page 13

  In March 1995, Standard and Poor's downgraded its rating of the Company's $115,000,000 senior notes from BBB to BBB-, and in April 1995, Moody's Investor Services downgraded its rating of the Company's $115,000,000 senior notes from Bal to Ba2, primarily in response to the devaluation of the Mexican peso. The downgrades will not affect the Company's current borrowing costs under the senior notes, and the Company's senior notes remain investment grade according to Standard and Poor's. However, the downgrades will increase the costs of any borrowings in the future under the $75,000,000 revolving line of credit and letter of credit facility.

  Net cash provided by operating activities was $5,748,000 for the quarter ended April 30, 1995. Working capital was $115,160,000 as of April 30, 1995, an increase of $1,164,000 from $113,996,000 as of
January 29, 1995. The Company believes its existing funds, cash provided by operating activities and available borrowings will be sufficient to meet its current liquidity and capital requirements.

REGULATION AND ECONOMIC FACTORS AFFECTING THE DUTY FREE INDUSTRY
- - -----------------------------------------------------------------
  The Company's sales and gross profit margins are affected by factors specifically related to the duty free industry. Most countries have allowances on the import of duty free goods. Decreases in the duty free allowances of foreign countries or stricter eligibility requirements for duty free purchases, as well as decreases in tax and duty rates imposed by foreign jurisdictions could have a negative effect on the Company's sales and gross profit margins (particularly Canada and Mexico). Conversely, increases could have a positive effect on the Company's sales and gross profit.

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

                                                                 Form 10-Q
                                                                   Page 14
PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

  In addition to the notices of liquidated damages issued by the U.S. Customs Service that were referred to in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 1995 (Item 3. Legal Proceedings), the Customs Service has also issued a pre-penalty notice in the amount of $200,000 which relates as well to alleged violations of customs rules governing the handling and sale of bonded merchandise at a subsidiary's bonded warehouse in Seattle, Washington.

  The action purportedly commenced by certain former stockholders of UETA, Inc. (by the filing of a complaint on or about April 20, 1995) in the District Court, 285th Judicial District, Bexar County, Texas was removed by the defendants (who are directors and officers of the Registrant) to the U.S. District Court for the Western District of Texas (San Antonio Division) on May 19, 1995. Subsequently, the plaintiffs discontinued this action without prejudice.

Item 6.  Exhibits and Reports on Form 8-K

  (a)   Exhibits:

   27.1 Financial Data Schedule.

  (b) A Current Report on Form 8-K dated February 28, 1995 was filed relating to the Company's fiscal 1995 financial results.

                                                                Form 10-Q
                                                                  Page 15

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DUTY FREE INTERNATIONAL,INC.





Date:   6/9/95                       /s/ Gerald F. Egan
     ---------------                 --------------------------
                                     Gerald F. Egan
                                     Vice President-Finance and
                                     Chief Financial Officer