Form 10-Q
period 1995-07-30
DUTY FREE INTERNATIONAL INC
filed 1995-09-12
CIK 820756

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-Q

          Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the quarter ended July 30, 1995             Commission File No. 1-10952
                      -------------                              -------

                       DUTY FREE INTERNATIONAL, INC.
--------------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

            Maryland                                        52-1292246
---------------------------------               ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                     Identification No.)


             63 Copps Hill Road, Ridgefield, Connecticut
               -------------------------------------------
               (Address of principal executive offices)

                                06877
                               ----------
                              (Zip Code)

Registrant's telephone number, including area code: 203-431-6057
                                                    ------------
Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X    NO
                              ------     ------
At August 30, 1995, 27,243,550 shares of $.01 par value common stock of the registrant were outstanding.













                             Page 1 of 18
                        Exhibit is on Page 18

                    DUTY FREE INTERNATIONAL, INC.

                            July 30, 1995


                                INDEX


Part I.  Financial Information                                   Page
------------------------------                                   ----
Item 1.  Financial Statements

  Consolidated Balance Sheets as of                             3
  July 30, 1995 (unaudited) and
  January 29, 1995

  Consolidated Statements of Earnings                           4
  (unaudited) for the three and six months ended July 30, 1995 and July 31, 1994

  Consolidated Statement of Stockholders'                       5
  Equity (unaudited) for the six months
  ended July 30, 1995

  Consolidated Statements of Cash Flows                         6
  (unaudited) for the six months
  ended July 30, 1995 and July 31, 1994

  Notes to Consolidated Financial                             7-8
  Statements (unaudited)

Item 2.  Management's Discussion and Analysis                9-15
  of Financial Condition and Results of
  Operations

Part II.  Other Information
----------------------------
Item 4.  Submission of Matters to a Vote of Security Holders    16

Item 6.  Exhibits and Reports on Form 8-K                       16

Signature                                                       17

                                                      Form 10-Q
                                                         Page 3

<CAPTION
PART  I.   FINANCIAL INFORMATION
Item 1.    Financial Statements
                 DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (in thousands)
                                             July 30,      January 29,
                                               1995           1995
                                           ----------       -----------
            Assets                        (unaudited)      (note 1)
            ------
Current assets:
  Cash and cash equivalents                $  37,377      $  31,353
  Short-term investments (fair value of
   $8,300 and $13,010, respectively)           8,255         13,086
  Receivables:
   Trade receivables, less allowance for
    doubtful accounts of $1,065 and $795      21,429         20,183
   Other                                      12,850         11,400
                                            ---------      ---------
                                              34,279         31,583
                                            ---------      ---------
  Merchandise inventories                    102,890         95,112
  Prepaid expenses and other current assets   10,069          9,962
                                            ---------      ---------
                   Total current assets      192,870        181,096
Long-term investments (fair value of
 $1,694 and $9,500, respectively)              1,708          9,653
Property and equipment, net                   91,673         82,533
Excess of cost over net assets of
 subsidiaries acquired, net                   64,075         64,682
Other intangible assets, net                  27,733         25,571
Other assets, net                             21,681         23,607
                                            ---------      ---------
                                           $ 399,740      $ 387,142
                                            ---------      ---------
 Liabilities and Stockholders' Equity       ---------      ---------
 ------------------------------------
Current liabilities:
  Current maturities of long-term debt     $   3,339      $   2,611
  Accounts payable, trade                     39,390         30,964
  Other current liabilities                   30,465         33,525
                                             --------       --------
      Total current liabilities               73,194         67,100
Long-term debt, excluding current
  maturities                                 118,462        115,798
Other liabilities                              3,070          3,093
                                             --------       --------
       Total liabilities                     194,726        185,991
                                             --------       --------
Stockholders' equity:
  Common stock, par value $.01 per
   per share. Authorized 75,000,000
     shares; issued and outstanding
     27,243,550 shares in both periods          272            272
  Additional paid-in capital                 80,121         80,121
  Foreign currency translation
   adjustments                                   --          (603)
  Retained earnings                         124,621        121,361
                                           ---------       ---------
     Total stockholders' equity             205,014        201,151
                                           --------        ---------
                                          $ 399,740      $ 387,142
                                           ---------       ---------
                                           ---------       ---------
See accompanying notes to the consolidated financial statements.
/TABLE

                                                             Form 10-Q
                                                                Page 4




             DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Earnings
                            (Unaudited)


                                Three Months Ended                Six Months Ended
                           -----------------------------     ------------------------------
                            July 30,1995   July 31, 1994     July 30, 1995    July 31, 1994
                           -------------   -------------     --------------   -------------
                                              (in thousands, except
                                                earnings per share)
Net Sales                  $130,359        $137,241          $239,707        $220,484
Cost of sales                74,018          81,369           137,205         134,164
                           --------         --------          --------        --------
   Gross profit              56,341          55,872           102,502          86,320

Advertising, storage and other
   operating income           1,141             968             2,401           2,400
                           --------         --------           -------       ---------
                             57,482          56,840           104,903          88,720

Selling, general and
   administrative expenses   48,925          48,619            92,650          77,151
                           --------        --------           -------        --------

   Operating income           8,557           8,221            12,253          11,569

Other income (expense):
    Interest income             590             701             1,242           1,972
    Interest expense         (2,167)         (2,361)           (4,351)         (4,380)
    Other, net                  189            (129)              351             716
                            --------       ---------         ---------       ---------
                             (1,388)         (1,789)           (2,758)         (1,692)
                            --------       ---------         ---------       ----------
   Earnings before income
     taxes                    7,169           6,432             9,495           9,877

Income taxes                  2,653           2,379             3,513           3,654
                            --------       --------          ---------    --------

   Net earnings            $  4,516        $  4,053          $  5,982      $    6,223
                            --------       --------           --------    --------
                            --------       --------           --------    --------

Earnings per share         $   0.17       $   0.15           $   0.22      $   0.23
                            --------       --------           --------    --------
                            --------       --------           --------    --------

Weighted average number
  of shares outstanding      27,244         27,211             27,244        27,225
                            --------       --------           --------    --------
                            --------       --------           --------    --------








See accompanying notes to the consolidated financial statements.

                                                                   Form 10-Q
                                                                      Page 5


                             DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                             Consolidated Statement of Stockholders' Equity
                                     Six Months Ended July 30, 1995
                                        (in thousands, unaudited)



                                                                       Foreign
                                     Common stock      Additional     currency                       Total
                                   -------------------   paid-in    translation        Retained  stockholders'
                                   Shares       Amount   capital       adjustments     earnings      equity
                                   --------     ------    ----------    ------------  --------     -------------
Balance at January 29, 1995      27,244          $272   $80,121         $(603)         $121,361      $201,151

Dividends ($0.10 per share)          --            --        --        --              (2,722)      (2,722)

Change in foreign currency
translation adjustment (note 5)      --            --        --          603                --         603

Net earnings                         --             --        --            --            5,982         5,982
                                  --------    --------    --------     -------        ---------       ---------
Balance at July 30, 1995         27,244          $272      $80,121        $    0      $124,621         $205,014
                                  --------    --------    --------     -------        ---------       ---------
                                  --------    --------    --------     -------        ---------       ---------













See accompanying notes to the consolidated financial statements.

                                                                   Form 10-Q
                                                                      Page 6

                DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                                                     Six Months Ended
                                              ------------------------------
                                               July 30, 1995 July 31, 1994
                                              -------------    -------------
                                                      (in thousands)
Cash flows from operating activities:
  Net earnings                                     $  5,982     $  6,223
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
    Depreciation and amortization of
    property and equipment                            3,993       3,090
   Other amortization                                 2,836       3,935
   Provision for deferred income taxes                1,550         ---
   Changes in operating assets and
    liabilities:
     Accounts receivable                             (2,695)     (1,007)
     Merchandise inventories                         (6,451)        (76)
     Prepaid expenses and other current
      assets                                           (899)        106
     Accrued restructuring expenses                  (1,624)        ---
     Accounts payable, trade                          8,429       8,634
     Other current liabilities                         (280)      2,393
   Other                                                (35)       (916)
                                                   ---------    ----------
      Net cash provided by operating
       activities                                     10,806      22,382
                                                   ---------    ----------
Cash flows from investing activities:
  Purchases of investments                            (4,700)    (25,565)
  Maturities of investments                           17,375      24,005
  Additions to property and equipment                 (6,449)    (18,668)
  Acquisitions of businesses, net of
   cash acquired                                      (5,050)    (58,421)
  Investments in and advances to
   affiliates                                           (649)     (2,431)
  Other                                                 (581)        514
                                                    ---------    ----------
      Net cash used in investing
       activities                                        (54)    (80,566)
                                                    ---------    ----------
Cash flows from financing activities:
  Payment of borrowings                               (2,407)    (11,524)
  Dividends paid                                      (2,722)     (2,724)
  Other                                                  401        (585)
                                                    ---------    ----------
      Net cash used in financing
       activities                                     (4,728)    (14,833)
                                                    ---------    ----------
Net increase (decrease) in cash and
 cash equivalents                                      6,024     (73,017)
Cash and cash equivalents at beginning
 of period                                            31,353      99,669
                                                    ---------    ----------
Cash and cash equivalents at end of
 period                                             $ 37,377    $ 26,652
                                                    ---------    ----------
                                                    ---------    ----------
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

  The results of operations for the periods ended July 30, 1995 are not necessarily indicative of the operating results to be expected for the full year.

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

(4)      Foreign Exchange Forward Contracts

  The only financial derivatives used by the Company are foreign exchange forward contracts. The Company had approximately $19,021,000 of foreign exchange forward contracts outstanding at July 30, 1995 to purchase British pounds, French francs, deutschmarks and Swiss francs. The contracts outstanding at July 30, 1995 mature at various dates in fiscal 1996. The fair values of these contracts were $19,428,000 as of July 30, 1995. Fair values were estimated by obtaining quotes from banks assuming all contracts were purchased on July 30, 1995.

                                                Form 10-Q
                                                   Page 8


(5)      Restructuring

  During the first half of fiscal 1996, the Company closed all five of its Airport Division retail locations in Toronto, Canada, two small speciality stores at airports in Bangor, Maine and Burlington, Vermont, and sold its wholesale operations in Carson, California. The Company's wholesale operations in Seattle, Washington, the only location scheduled to be closed under the restructuring plan that has not been closed as of July 30, 1995, is expected to be sold in the third or fourth quarter of the current fiscal year. There were no material adjustments to restructuring costs during the six months ended July 30, 1995.

  The Company paid approximately $1,624,000 relating to restructuring obligations during the six months ended July 30, 1995 which consisted of $827,000 for employee severance and other arrangements, $670,000 to terminate property leases and rent for closed stores, and $127,000 for miscellaneous other expenses. As of July 30, 1995, remaining payments of $2,909,000 are expected to be paid for obligations incurred pursuant to the restructuring plan. As of July 30, 1995, 190 store and administrative employees have been terminated under the restructuring plan. Approximately 210 store and administrative employees in total will have been terminated when the restructuring is completed.

  Net sales and operating income/(losses) of the stores and business locations closed or scheduled to be closed under the restructuring plan were as follows:

                  Quarter Ended   Quarter Ended   Six Months Ended    Six Months Ended
                  July 30, 1995   July 31, 1994    July 30, 1995       July 31, 1994
                  -------------   -------------   ---------------    -------------
Net Sales          $1,751,000       $4,353,000    $3,066,000     $ 7,312,000
Operating Income/
 (losses)          $   87,000       $ (452,000)   $  (27,000)    $(1,230,000)


(6)  Line of Credit and Letter of Credit Facility

  On May 26, 1995, the Company signed a fully committed $75,000,000 revolving line of credit and letter of credit facility expiring in May 1998. Borrowings under the agreement bear interest at a rate selected by the Company based on the prime rate, federal funds rate or the London Interbank Offered Rate. The credit facility contains covenants which require, among other things, maintenance of minimum tangible net worth, as defined, and certain financial ratios. There were no borrowings under the facility as of July 30, 1995. Currently, the Company has no plans to make any borrowings under the facility.

                                                          Form 10-Q
                                                             Page 9

PART I.  FINANCIAL INFORMATION  (CONTINUED)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
---------------------
  Operating income was $8,557,000 for the quarter ended July 30, 1995, an increase of $336,000 or 4.1% from $8,221,000 for the quarter ended July 31, 1994. Operating income was $12,253,000 for the six months ended July 30, 1995, an increase of $684,000 or 5.9% from $11,569,000 for the six months ended July 31, 1994. The Inflight Division's operating income for the quarter ended July 30, 1995 almost doubled when compared to the same period in the prior year due primarily to a 12.4% increase in sales resulting from increases in the number of foreign travelers to the United States and in the average amount of duty free merchandise purchased from the Company by travelers on-board international airlines. The Division's gross profit percentage increased by approximately three percentage points when compared to the prior year due primarily to a significant increase, in absolute dollars and as a percentage of the Division's total sales, in duty free sales made on-board international airlines, which sales generally have higher profit margins than sales of amenity kit and wholesale sales to airlines. There was also a decrease in inventory shortages, freight and other costs of sales expenses due to internal control procedures and expense reduction programs instituted by the
Company.   The Northern Border and Airport Divisions' operating income increased significantly for the quarter and six months ended July 30, 1995 when compared to the prior year due primarily to expense reductions resulting from the restructuring plan and a decrease in amortization expense resulting from the intangible asset revaluation in fiscal 1995.

  The above was partially offset by a substantial decrease in the Southern Border Division's operating income during both periods as a result of the significant devaluation of the Mexican pesos versus the U.S. dollar in December 1994. The drop in the value of the peso destabilized the Mexican economy and increased the costs of the Company's products for Mexican customers. The Southern Border Division reduced its selling, general and administrative expenses by approximately $2,680,000 during the first half of fiscal 1996 versus the comparable period in the prior year. However, these expense reductions were more than offset by a $23,873,000 or 35.7% decrease in the Southern Border Division's net sales during the first half of fiscal 1996 versus the same period in the prior year. The expense reductions related primarily to lower employee and other operating expenses resulting from employee terminations and a decrease in the number of hours stores are open, and reductions of advertising and promotional expenses. The decrease in advertising and promotional expenses is not expected to impact sales due to the significant reduction in the number of customers in the Southern Border market resulting from the peso devaluation. The devaluation is expected to have a continuing, significant negative impact on the Division's sales and earnings during the remainder of fiscal 1996. The Company will consider closing stores and further reductions of store hours if current sales trends continue during the remainder of fiscal 1996.

                                                Form 10-Q
                                                  Page 10

  Net earnings for the quarter ended July 30, 1995 were $4,516,000, or $0.17 per share, an increase of $463,000 or 11.4% from $4,053,000, or
$0.15 per share, for the quarter ended July 31, 1994. As discussed above, operating income increased by $336,000 for the quarter when compared to the prior year. Interest income decreased by $111,000 for the quarter when compared to the prior year due primarily to a decrease in funds available for investment. Interest expense decreased by $194,000 for the quarter when compared to the prior year due to a decrease in the average amount of debt outstanding in the current year. Other non-operating income increased by $318,000 due primarily to customs penalties and legal expenses in the second quarter of last year relating to the U.S. Customs Service's investigation of the operations of the Company's bonded warehouse in Seattle, Washington. (See Item 3 in the Company's January 29, 1995 Annual Report on Form 10-K). The Company's income tax rate was 37.0% in the second quarter of this year and last year.

  Net earnings for the six months ended July 30, 1995 were $5,982,000, or $0.22 per share, a decrease of $241,000 or 3.9% from $6,223,000, or $0.23 per share, for the six months ended July 31, 1994. As discussed above, operating income increased by $684,000 when compared to the prior year. Interest income decreased by $730,000 when compared to the same period in the prior year due primarily to the $73,300,000 purchase price paid for Inflight Sales Group Limited during fiscal 1995 which significantly reduced funds available for investment. Other non-operating income decreased by $365,000 when compared to the prior year due primarily to a $900,000 gain on the sale of the Company's 15% interest in Natural Energy Unlimited in the first quarter of the prior year partially offset by the customs penalties and legal fees incurred in the prior year relating to the Company's Seattle, Washington operations. The income tax rate was 37.0% for the six months ended July 30, 1995 and July 31, 1994.

Net Sales
---------
  The following table sets forth, for the periods indicated, the net sales and the percentage of total net sales for each of the Company's divisions and the period to period change in such sales:

                           Three Months Ended
                  -------------------------------------
                 (in thousands, except for percentages)
                                                                 Increase/(Decrease)
Divisional                                                     Three Months Ended
Net Sales       July 30, 1995            July 31, 1994      7/30/95 vs. 7/31/94
-----------     --------------------  -------------------   ----------------------
Border:
  Southern     $ 22,707   17.4%     $ 34,661    25.3%        $(11,954)  (34.5)%

  Northern       22,560   17.3       22,104     16.1              456     2.1 %

Inflight         44,924   34.5       39,983     29.1            4,941     12.4 %

Airport          26,307   20.2       23,715     17.3            2,592     10.9 %

Diplomatic
and Wholesale    13,861   10.6       16,778     12.2           (2,917)   (17.4)%
                -------  ------     --------    ------       ----------
               $130,359  100.0%    $137,241    100.0%        $ (6,882)    (5.0)%
                ---------   ------   --------    ------    ----------
                ---------   ------   --------    ------    ----------

                                                              Form 10-Q
                                                                Page 11

                            Six Months Ended
                  -------------------------------------
                  (in thousands, except for percentages)

                                                            Increase/(Decrease)
Divisional                                                   Six Months Ended
Net Sales       July 30, 1995           July 31, 1994      7/30/95 vs. 7/31/94
-----------     --------------------  -------------------   ----------------------
Border:
  Southern       $ 42,976   17.9%     $ 66,849    30.3%     $(23,873)  (35.7)%

  Northern         36,984   15.4        36,974    16.8            10     0.0 %

Inflight           82,739   34.6        39,983    18.1        42,756    106.9%

Airport            49,590   20.7        44,079    20.0         5,511     12.5 %

Diplomatic
and Wholesale      27,418   11.4        32,599    14.8        (5,181)   (15.9)%
                ---------   ------   --------    ------    ----------
                 $239,707  100.0%     $220,484   100.0%      $ 19,223     8.7 %
                ---------   ------   --------    ------    ----------
                ---------   ------   --------    ------    ----------

  The Company's net sales for the quarter ended July 30, 1995 decreased by 3.3% versus the same period in the prior year when the sales of the stores closed under the restructuring plan are excluded from both periods. The Company's net sales for the six months ended July 30, 1995 decreased by 11.1% versus the six months ended July 31, 1994 when the sales of the Inflight Division (purchased May 1, 1994) and the stores closed under the restructuring plan are excluded from both periods. The decreases for the quarter and six months were due primarily to significant decreases in the Southern Border Division's sales. The decreases in the Southern Border Division's sales were due to the devaluation of the Mexican peso versus the U.S. dollar in December 1994 which destabilized the Mexican economy and increased the costs of the Company's products for Mexican customers. The devaluation is expected to have a continuing, significant negative impact on the Division's sales and earnings during the remainder of fiscal 1996. Inflight Division's sales were $44,924,000 for the quarter ended July 30, 1995, an increase of $4,941,000 or 12.4% from $39,983,000 for the quarter ended July 31, 1994. The increase was due primarily to increases in the number of foreign travelers to the United States and in the average amount of duty free merchandise purchased from the Company by travelers on-board international airlines. The Northern Border Division's sales for the quarter and six months ended July 30, 1995 were virtually unchanged from the prior year. The improvement in sales trends for the Northern Border Division from fiscal 1995 is due primarily to the anniversary of the decrease in Canadian tobacco taxes which occurred in the first quarter of fiscal 1995 and increases in average transaction spend amounts by customers resulting from the Division's marketing and promotion programs. The above was offset by the continued negative trend in Canadian traffic across the United States/Canada border. The Airport Division's sales, excluding sales of the stores closed under the restructuring plan, increased by 14.9% and 15.7% for the quarter and six months ended July 30, 1995, respectively, when compared to the same periods in the prior year. The increases were due primarily to increases in the number of foreign travelers to the United States, and store openings at the new Denver International Airport, Boston's Logan International Airport and San Juan International Airport in Puerto Rico during fiscal 1996. The Diplomatic

                                                                 Form 10-Q
                                                                   Page 12

and Wholesale Division's sales decreased by 17.4% and 15.9% for the quarter and six months ended July 30, 1995, respectively, when compared to the same periods in the prior year due primarily to the Company continuing to de-emphasize what would have been relatively low gross margin sales in this Division. Net sales of the stores and businesses closed or scheduled to be closed under the restructuring plan were $1,751,000 and $3,066,000 for the quarter and six months ended July 30, 1995, respectively, and $4,353,000 and $7,312,000 for the quarter and six months ended July 31, 1994, respectively.

Cost of Sales and Gross Profit
------------------------------

  Cost of sales includes the cost of merchandise purchased from suppliers and the cost of distribution to store locations. Gross profit, as a percentage of net sales, increased to 43.2% in the second quarter of fiscal 1996 from 40.7% in the second quarter of last year. For the six months ended July 30, 1995, gross profit, as a percentage of net sales, increased to 42.8% from 39.2% for the same period in the prior year. The increases for the quarter and six months were due primarily to significant increases in the Inflight and Airport Divisions' net sales, and significant decreases in the Southern Border and Diplomatic and Wholesale Divisions' net sales in the current year versus the same periods in the prior year. The Inflight and Airport Divisions have significantly higher gross profit margins than the Southern Border and Diplomatic and Wholesale Divisions. The Inflight Division increased its gross profit percentage approximately three percentage points during the second quarter of fiscal 1996 when compared to the same period in the prior year. The increase was due primarily to a significant increase, in absolute dollars and as a percentage of the Division's total sales, in duty free sales made on-board international airlines, which generally have higher gross profit margins than amenity kit and wholesale sales to airlines, and a decrease in inventory shortages, freight and other cost of sales expenses due to internal control procedures and expense reduction programs instituted by the Company.

The restructuring plan, implemented in fiscal 1995, did not and will not have a material effect on the Company's gross profit.

Selling, General, and Administrative Expenses
---------------------------------------------
  Selling, general and administrative expenses, as a percentage of net sales, increased to 37.5% in the second quarter of fiscal 1996 from 35.4% in the second quarter of fiscal 1995. For the six months ended July 30, 1995, selling, general and administrative expenses, as a percentage of net sales, increased to 38.7% from 35.0% for the six months ended July 31, 1994. The increases were due primarily to the following factors:

  * A significant increase in the Inflight Division's net sales in the current year, as a percentage of the Company's total sales, when compared to the prior year. (Inflight was purchased May 1, 1994). The Inflight Division has selling, general and administrative expenses, as a percentage of net sales, higher than the Company average due primarily to commission expenses paid to airlines and the amortization of intangible assets related to the purchase.

  * A significant increase in the Airport Division's net sales in the current year, as a percentage of the Company's total sales, when compared to the prior year. The Airport Division's operating expenses, as a percentage of net sales, are higher than the Company's other Divisions due to rents based on sales and other variable expenses.

                                                            Form 10-Q
                                                              Page 13



  * Decreases in the Southern Border Division's net sales in the current year versus the prior year. The Southern Border Division has selling, general and administrative expenses, as a percentage of net sales, significantly lower than the Company average. The Company reduced the Southern Border Division's selling, general and administrative expenses by approximately $1,430,000 during the second quarter of fiscal 1996 and $2,680,000 for the six months ended July 30, 1995 when compared to the same periods in the prior year. However, these expense reductions were more than offset by a $11,954,000 and $23,873,000 decrease in the Division's net sales during the quarter and six months ended July 30, 1995, respectively, when compared to the same periods in the prior year. The expense reductions related primarily to lower employee and other operating expenses resulting from employee terminations and a reduction in the number of hours stores are open, and reductions of advertising and promotion expenses. The decrease in advertising and promotion expenses is not expected to impact sales in view of the significant reduction in the number of customers in the Southern Border market. The Company will consider closing stores and further reductions of store hours if current sales trends continue during the remainder of fiscal 1996.

  The restructuring plan and the revaluation of intangible assets in the third quarter of fiscal 1995 reduced the Company's selling, general and administrative expenses by approximately $2,600,000 in the second quarter of fiscal 1996 and $4,800,000 for the six months ended July 30, 1995 when compared to the same periods in the prior year.

Other Income (Expense)
----------------------
  Interest income decreased by $111,000 and $730,000 for the quarter and six months ended July 30, 1995, respectively, when compared to the same periods in the prior year. The decreases were due primarily to a decrease in funds available for investments in the current year. Inflight was purchased in fiscal 1995 for approximately $73,300,000. Interest expense decreased by $194,000 for the quarter when compared to the prior year due primarily to a decrease in the average amount of debt outstanding in the current year when compared to the second quarter of last year. Interest expense for the six months ended July 30, 1995 was virtually the same as the comparable period in the prior year. Other non-operating income increased by $318,000 for the quarter ended July 30, 1995 when compared to the same period in the prior year due primarily to custom penalties and legal fees incurred in the second quarter of last year relating to the U.S. Customs Service's investigation of the operations of the Company's bonded warehouse in Seattle, Washington. Other non-operating income decreased by $365,000 for the six months ended July 30, 1995 when compared to the same period in the prior year due primarily to a $900,000 gain in the sale of the Company's 15% interest in Natural Energy Unlimited in the first quarter of last year partially offset by the customs penalties and legal fees incurred in the prior year relating to the Company's Seattle, Washington operations.

Income Taxes
------------
  Income taxes, as a percentage of earnings before income taxes, was unchanged from the prior year for both the quarter and six months ended July 30, 1995.

                                                               Form 10-Q
                                                                 Page 14



RESTRUCTURING
-------------
  During the first half of fiscal 1996, the Company closed all five of its Airport Division retail locations in Toronto, Canada, two small speciality stores at airports in Bangor, Maine and Burlington, Vermont, and closed its wholesale operations in Carson, California. The Company's wholesale operations in Seattle, Washington, the only location scheduled to be closed under the restructuring plan that has not been closed as of July 30, 1995, is expected to be closed in the third or fourth quarter of
the current fiscal year.   There were no material adjustments to
restructuring costs  during the six months ended July 30, 1995.

  The Company paid approximately $1,624,000 relating to restructuring obligations during the six months ended July 30, 1995 which consisted of $827,000 for employee severance and other arrangements, $670,000 to terminate property leases and rent for sold stores, and $127,000 for miscellaneous other expenses. As of July 30, 1995, remaining payments of $2,950,000 are expected to be paid for obligations incurred pursuant to the restructuring plan. As of July 30, 1995, 190 store and administrative employees have been terminated under the restructuring plan. Approximately 210 store and administrative employees in total will have been terminated when the restructuring is completed in the current year.

  Net sales and operating income/(losses) of the stores and business locations closed or scheduled to be closed under the restructuring plan were as follows:

              Quarter Ended      Quarter Ended   Six Months Ended    Six Months Ended
              July 30, 1995      July 31, 1994    July 30, 1995       July 31, 1994
                  -------------   -------------   ---------------    -------------
Net Sales    $1,751,000           $4,353,000      $3,066,000     $ 7,312,000
Operating Income/
 (losses)    $   87,000           $ (452,000)     $  (27,000)    $(1,230,000)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
  On May 26, 1995, the Company signed a fully committed $75,000,000 revolving line of credit and letter of credit facility expiring in May 1998. Borrowings under the agreement bear interest at a rate selected by the Company based on the prime rate, federal funds rate or the London Interbank Offered Rate. The credit facility contains covenants which require, among other things, maintenance of minimum tangible net worth, as defined, and certain financial ratios. There were no borrowings under the facility as of July 30, 1995. Currently, the Company has no plans to make any borrowings under the facility.

                                                            Form 10-Q
                                                              Page 15


  In March 1995, Standard and Poor's downgraded its rating of the Company's $115,000,000 senior notes from BBB to BBB-, and in July 1995, Moody's Investor Services downgraded its rating of the Company's $115,000,000 senior notes from Bal to Ba2, primarily in response to the devaluation of the Mexican peso. The downgrades will not affect the Company's current borrowing costs under the senior notes, and the Company's senior notes remain investment grade according to Standard and Poor's. However, the downgrades will increase the costs of any borrowings pursuant to the provisions of the $75,000,000 revolving line of credit and letter of credit facility.

  Net cash provided by operating activities was $10,806,000 for the six months ended July 30, 1995. Working capital was $119,676,000 as of July 30, 1995, an increase of $5,680,000 from $113,996,000 as of January 29, 1995. The Company believes its existing funds, cash provided by operating activities and available borrowings will be sufficient to meet its current liquidity and capital requirements.

REGULATION AND ECONOMIC FACTORS AFFECTING THE DUTY FREE INDUSTRY
----------------------------------------------------------------
  The Company's sales and gross profit margins are affected by factors specifically related to the duty free industry. Most countries have allowances on the import of duty free goods. Decreases in the duty free allowances of foreign countries or stricter eligibility requirements for duty free purchases, as well as decreases in tax and duty rates imposed by foreign jurisdictions (particularly in Canada and Mexico) could have a negative effect on the Company's sales and gross profit margins. Conversely, increases could have a positive effect on the Company's sales and gross profit.

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

                                                           Form 10-Q
                                                             Page 16



PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders.

  At the annual meeting of the Company's shareholders held on May 19, 1995, Alfred Carfora and Susan Stackhouse were elected to three-year terms on the Company's Board of Directors. Alfred Carfora received 18,568,919 affirmative votes for and 29,675 abstentions and Susan Stackhouse received 18,568,639 affirmative votes for and 29,955 abstentions. The remaining Directors of the Company, whose terms expire in 1996 and 1997, are David
H. Bernstein, John A. Couri, Heribert Diehl, Jack Africk and Carl Reimerdes. The shareholders also approved the appointment of KPMG Peat Marwick LLP as the Company's Independent Auditors for the fiscal year ending January 28, 1996 casting 18,598,594 affirmative votes for, 89,023 negative votes cast against and 6,050 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

  (a)   Exhibits:

   27.1 Financial Data Schedule.

  (b) The Company did not file a report on Form 8-K for the quarter ended July 30, 1995.

                                                             Form 10-Q
                                                               Page 17


                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        DUTY FREE INTERNATIONAL, INC.





Date:    9/11/95                  /s/ Gerald F. Egan
        -------------------       -----------------------------
                                  Gerald F. Egan
                                  Vice President-Finance and
                                  Chief Financial Officer