Form 10-Q
period 1995-10-29
DUTY FREE INTERNATIONAL INC
filed 1995-12-13
CIK 820756

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


  For the quarter ended October 29, 1995          Commission File No.  1-10952


                         DUTY FREE INTERNATIONAL, INC.
  ----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              Maryland                                       52-1292246
  -------------------------------                        ----------------
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

                            YES   X    NO
                                ----       ----
  At November 30, 1995, 27,263,155 shares of $.01 par value common stock of the registrant were outstanding.





















                                  Page 1 of 17
                              Exhibit is on Page 17

                          DUTY FREE INTERNATIONAL, INC.

                              October 29, 1995


                                   INDEX


  Part I.  Financial Information                                   Page
  ------------------------------                                   ----
  Item 1.  Financial Statements

      Consolidated Balance Sheets as of                              3
      October 29, 1995 (unaudited) and
      January 29, 1995

      Consolidated Statements of Earnings                            4
      (unaudited) for the three and nine months ended October 29, 1995 and October 31, 1994

      Consolidated Statement of Stockholders'                        5
      Equity (unaudited) for the nine months
      ended October 29, 1995

      Consolidated Statements of Cash Flows                          6
      (unaudited) for the nine months
      ended October 29, 1995 and October 31, 1994

      Notes to Consolidated Financial                                7-8
      Statements (unaudited)

   Item 2.  Management's Discussion and Analysis                     9-14
     of Financial Condition and Results of Operations

   Part II.  Other Information
   ---------------------------
   Item 1.  Legal Proceedings                                        15

   Item 6.  Exhibits and Reports on Form 8-K                         15

   Signature                                                         16

                                                                     Form 10-Q
                                                                        Page 3



PART  I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

                    DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                              Consolidated Balance Sheets
                                    (in thousands)
                                             October 29,    January 29,
                                                1995          1995
                                            ------------    -----------
                                            (unaudited)      (note 1)
          Assets
          ------
Current assets:
  Cash and cash equivalents                  $  48,929      $  31,353
  Short-term investments (fair value of
   $14,959 and $13,010, respectively)           15,088         13,086
  Receivables:
   Trade receivables, less allowance for
    doubtful accounts of $932 and $795          21,151         20,183
   Other                                        11,809         11,400
                                             ---------      ---------
                                                32,960         31,583
                                             ---------      ---------

  Merchandise inventories                      103,550         95,112
  Prepaid expenses and other current assets      7,707          9,962
                                             ---------      ---------
      Total current assets                     208,234        181,096
Long-term investments (fair value of
 $2,865 and $9,500, respectively)                2,850          9,653
Property and equipment, net                     91,539         82,533
Excess of cost over net assets of
 subsidiaries acquired, net                     65,413         64,682
Other intangible assets, net                    24,997         25,571
Other assets, net                               21,138         23,607
                                             ---------      ---------
                                             $ 414,171      $ 387,142
                                             ---------      ---------
                                             ---------      ---------
   Liabilities and Stockholders' Equity
   ------------------------------------
Current liabilities:
  Current maturities of long-term debt       $   2,339      $   2,611
  Accounts payable, trade                       44,910         30,964
  Other current liabilities                     35,860         33,525
                                             ---------      ---------
      Total current liabilities                 83,109         67,100
Long-term debt, excluding current
  maturities                                   118,422        115,798
Other liabilities                                3,170          3,093
                                             ---------      ---------
       Total liabilities                       204,701        185,991
                                             ---------      ---------
Stockholders' equity:
  Common stock, par value $.01
   per share. Authorized 75,000,000
   shares; issued and outstanding
   27,262,571 and 27,243,550 shares,
   respectively                                    273            272
  Additional paid-in capital                    80,222         80,121
  Foreign currency translation
   adjustments                                      --          (603)
  Retained earnings                            128,975        121,361
                                             ---------      ---------
     Total stockholders' equity                209,470        201,151
                                             ---------      ---------
                                             $ 414,171      $ 387,142
                                             ---------      ---------
                                             ---------      ---------

See accompanying notes to the consolidated financial statements.

                                                                     Form 10-Q
                                                                        Page 4



                               DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Earnings
                                                  (Unaudited)

                                  Three Months Ended              Nine Months Ended
                            ----------------------------     -----------------------------
                            Oct. 29,1995   Oct. 31, 1994     Oct. 29, 1995   Oct. 31, 1994
                            ------------   -------------     -------------   -------------
                                               (in thousands, except
                                                earnings per share)

Net Sales                     $145,181       $144,856           $384,888         $365,340
Cost of sales                   83,083         86,109            220,288          220,273
                              --------       --------           --------         --------
   Gross profit                 62,098         58,747            164,600          145,067

Advertising, storage and other
   operating income              1,065          1,088              3,466            3,488
                              --------       --------           --------         --------
                                63,163         59,835            168,066          148,555

Selling, general and
   administrative expenses      52,630         51,276            145,280          128,427

Restructuring expenses              --          7,571                 --            7,571

Revaluation of intangible assets    --         46,002                 --           46,002
                              --------       --------           --------         --------
   Operating income (loss)      10,533        (45,014)            22,786          (33,445)

Other income (expense):
    Interest income                649            692              1,891            2,664
    Interest expense            (2,175)        (2,375)            (6,526)          (6,755)
    Other, net                      70             93                421              809
                              --------       --------           --------         --------
                                (1,456)        (1,590)            (4,214)          (3,282)
                              --------       --------           --------
   Earnings (loss) before
    income taxes                 9,077        (46,604)            18,572          (36,727)

Income tax expense (benefit)     3,358        (12,066)             6,871           (8,412)
                              --------       --------           --------         --------
   Net earnings (loss)        $  5,719       $(34,538)          $ 11,701         $(28,315)
                              --------       --------           --------         --------
                              --------       --------           --------         --------
Earnings (loss) per share     $   0.21       $  (1.27)          $   0.43         $  (1.04)
                              --------       --------           --------         --------
                              --------       --------           --------         --------
Weighted average number
  of shares outstanding         27,251         27,213             27,246           27,221
                              --------       --------           --------         --------
                              --------       --------           --------         --------














See accompanying notes to the consolidated financial statements.

                                                                     Form 10-Q
                                                                        Page 5


                             DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                             Consolidated Statement of Stockholders' Equity
                                   Nine Months Ended October 29, 1995
                                        (in thousands, unaudited)


                                                                    Foreign
                                                   Additional       currency                  Total
                                    Common stock    paid-in       translation   Retained  stockholders'
                                  Shares   Amount   capital       adjustments   earnings      equity
                                 --------  ------  ---------      -----------   --------  -------------
Balance at January 29, 1995      27,244      $272   $80,121         $(603)      $121,361     $201,151

Dividends ($0.15 per share)          --        --        --            --         (4,087)      (4,087)

Change in foreign currency
translation adjustment (note 5)      --        --        --            603            --          603

Exercise of common stock options     19         1       101             --            --          102

Net earnings                         --        --        --             --         11,701      11,701
                                 ------    ------  --------        ----------    --------    --------
Balance at October 29, 1995      27,263      $273   $80,222         $    0       $128,975    $209,470
                                 ------    ------  --------        ----------    --------    --------
                                 ------    ------  --------        ----------    --------    --------














See accompanying notes to the consolidated financial statements.

                                                                     Form 10-Q
                                                                        Page 6

                DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                                                          Nine Months Ended
                                                    -----------------------------
                                                    Oct. 29, 1995   Oct. 31, 1994
                                                    -------------   -------------
                                                           (in thousands)

Cash flows from operating activities:
  Net earnings (loss)                               $  11,701      $  (28,315)
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating
   activities:
     Revaluation and write-off of assets                   --          47,790
    Depreciation and amortization of
    property and equipment                              6,107           4,778
   Other amortization                                   4,291           6,249
   Provision for deferred income taxes                  2,221         (14,639)
   Changes in operating assets and
    liabilities:
     Accounts receivable                               (1,377)         (1,444)
     Merchandise inventories                           (7,111)         (8,093)
     Prepaid expenses and other current
      assets                                              983             785
     Accrued restructuring expenses                    (2,174)          5,577
     Accounts payable, trade                           13,949          11,900
     Other current liabilities                          5,646           5,436
   Other                                                  (16)           (854)
                                                     --------        --------
      Net cash provided by operating
       activities                                      34,220          29,170
                                                     --------        --------
Cash flows from investing activities:
  Purchases of investments                            (24,858)        (31,067)
  Maturities of investments                            29,535          37,931
  Additions to property and equipment                  (8,499)        (27,308)
  Acquisitions of businesses, net of
   cash acquired                                       (5,050)        (60,598)
  Investments in and advances to
   affiliates                                            (539)         (3,439)
  Other                                                  (313)          1,694
                                                     --------        --------
      Net cash used in investing
       activities                                      (9,724)        (82,787)
                                                     --------        --------
Cash flows from financing activities:
  Payment of borrowings                                (3,460)        (14,127)
  Dividends paid                                       (4,087)         (4,083)
  Other                                                   627            (536)
                                                     --------        --------
      Net cash used in financing
       activities                                      (6,920)        (18,746)
                                                     --------        --------
Net increase (decrease) in cash and
 cash equivalents                                      17,576         (72,363)
Cash and cash equivalents at beginning
 of period                                             31,353          99,669
                                                     --------        --------
Cash and cash equivalents at end of
 period                                              $ 48,929        $ 27,306
                                                     --------        --------





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

   The results of operations for the periods ended October 29, 1995 are not necessarily indicative of the operating results to be expected for the full year.

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

(4) Foreign Exchange Forward Contracts

    The only financial derivatives used by the Company are foreign exchange forward contracts. The Company had approximately $13,544,000 of foreign exchange forward contracts outstanding at October 29, 1995 to purchase British pounds, French francs, deutschmarks and Swiss francs. The contracts outstanding at October 29, 1995 mature at various dates in fiscal 1996. The fair values of these contracts were $13,759,000 as of October 29, 1995. Fair values were estimated by obtaining quotes from banks assuming all contracts were purchased on October 29, 1995.

(5) Restructuring

    During the first nine months of fiscal 1996, the Company closed all five of its Airport Division retail locations in Toronto, Canada, two small speciality stores at airports in Bangor, Maine and Burlington, Vermont, and sold its wholesale operations in Carson, California. The Company's wholesale operations in Seattle, Washington, the only location scheduled to be closed under the restructuring plan that has not been closed as of October 29, 1995, is expected to be sold in the fourth quarter of the current fiscal year. There were no material adjustments to restructuring costs during the nine months ended October 29, 1995.

                                                                       Form 10-Q
                                                                          Page 8

    The Company paid approximately $2,174,000 relating to restructuring obligations during the nine months ended October 29, 1995 which consisted of $1,238,000 for employee severance and other arrangements, $785,000 to terminate property leases and rent for closed stores, and $151,000 for miscellaneous other expenses. As of October 29, 1995, remaining payments of $2,358,000 are expected to be paid for obligations incurred pursuant to the restructuring plan. As of October 29, 1995, 190 store and administrative employees have been terminated under the restructuring plan. Approximately 210 store and administrative employees in total will have been terminated when the restructuring is completed.

    Net sales and operating income/(losses) of the stores and business locations closed or scheduled to be sold under the restructuring plan were as follows:

                  Quarter Ended    Quarter Ended    Nine Months Ended   Nine Months Ended
                  Oct. 29, 1995    Oct. 30, 1994      Oct. 29, 1995       Oct. 30, 1994
                  -------------    -------------    -----------------   -----------------
Net Sales           $1,490,000       $3,628,000         $4,556,000        $11,002,000
Operating Income/
 (losses)           $   39,000       $ (770,000)        $   12,000        $(1,995,000)


(6) Line of Credit and Letter of Credit Facility

    On May 26, 1995, the Company signed a fully committed $75,000,000 revolving line of credit and letter of credit facility expiring in May 1998. Borrowings under the agreement bear interest at a rate selected by the Company based on the prime rate, federal funds rate or the London Interbank Offered Rate. The credit facility contains covenants which require, among other things, maintenance of minimum tangible net worth, as defined, and certain financial ratios. There were no borrowings under the facility as of October 29, 1995. Currently, the Company has no plans to make any borrowings under the facility.

(7) Accounting for Stock-Based Compensation

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", which is effective for fiscal years beginning after December 15, 1995 and for transactions occurring after December 15, 1995. The Statement defines a fair value based method of accounting for an employee stock option or similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Statement encourages all entities to adopt the fair value method of accounting for an employee stock option or similar equity instrument; however, it allows an entity to continue to measure compensation costs for stock options or similar equity instruments using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation costs are the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make proforma disclosure of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to continue to measure compensation costs for stock options or similar equity instruments using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 with proforma disclosure of net income and earnings per share as if the fair value based method of accounting had been applied.

                                                                       Form 10-Q
                                                                          Page 9

PART I.  FINANCIAL INFORMATION  (CONTINUED)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
---------------------
    A total pre-tax charge to earnings of $53,573,000 ($38,935,000 after tax) was taken in the quarter ended October 31, 1994. This charge included $7,571,000 for restructuring expenses and a write-down of intangible asset value of $46,002,000 resulting from a change to a fair value method of evaluating the recoverability of intangible assets.

    Net earnings were $5,719,000, or $0.21 per share, for the quarter ended October 29, 1995, an increase of $1,322,000 or 30.1% from $4,397,000, or $0.16 per share, for the quarter ended October 31, 1994 before restructuring and revaluation charges. Net earnings were $11,701,000, or $0.43 per share, for the nine months ended October 29, 1995, an increase of $1,081,000 or 10.2% from $10,620,000, or $0.39 per share, for the nine months ended October 31, 1994 before restructuring and revaluation charges. The increases for both periods reflect the successful execution of the Company's cost containment programs as well as sales increases by the Inflight, Airport and Northern Border Divisions. The Inflight Division's net earnings increased significantly for both periods when compared to the same periods in the prior year due to sales increases resulting from increases in the number of foreign travelers to the United States and an increase in the average amount of duty free merchandise purchased from the Company by travelers on-board international airlines. The Division's gross profit percentage increased for both periods when compared to the prior year due primarily to a significant increase, in absolute dollars and as a percentage of the Division's total sales, in duty free sales made on-board international airlines, which sales generally have higher profit margins than sales of amenity kits and wholesale sales to airlines. The Inflight Division's financial results for the nine months ended October 31, 1994 included only two quarters, because Inflight was purchased on May 1, 1994. The Northern Border Division's net earnings for both periods increased significantly from the same periods in the prior year due primarily to expense reductions resulting from the restructuring plan, a decrease in amortization expense resulting from the intangible asset revaluation, and the Company's continued efforts to increase the average amount of duty free merchandise purchased from the Company by customers. The above was partially offset by the continued negative trend in traffic across the United States/Canada border during the current year. The Airport Division's net earnings increased significantly for both periods when compared to the same periods in the prior year due primarily to an increase in sales resulting from an increase in foreign travelers to the United States during the current year and new store openings, the closing of unprofitable locations under the restructuring plan, and a decrease in amortization expense resulting from the intangible asset revaluation. During the third quarter, the Airport Division's sales and net earnings were adversely impacted by the severe hurricanes on the Caribbean islands of St. Thomas and St. Martin. As cruise ship operations to this region resume for the 1995/1996 season, management anticipates a return to normal sales levels. Management expects that fourth quarter fiscal 1996 sales and earnings on these islands will be adversely affected by reduced levels of cruise ship travel to these islands. Management is evaluating its business interruption insurance and the damages to property and inventory and expects to finalize the effects of such damage during the fourth quarter. The Company believes that the effects will not be material to its financial position and results of operations and that reserves charged to the third quarter fiscal 1995 results of operations are adequate to cover any potential losses.

                                                                       Form 10-Q
                                                                         Page 10

    The increases in net earnings for the Inflight, Northern Border and Airport Divisions were partially offset by a substantial decrease in the Southern Border Division's sales and net earnings during both periods as a result of the significant devaluation of the Mexican peso versus the U.S. dollar in December 1994. The drop in the value of the peso destabilized the Mexican economy and increased the costs of the Company's products for Mexican customers. The Southern Border Division reduced its selling, general and administrative expenses by approximately $1,201,000 and $3,883,000 during the three and nine months ended October 29, 1995, respectively, versus the comparable periods in the prior year. However, these expense reductions were more than offset by a $8,238,000 and $32,111,000 decrease in the Southern Border Division's net sales during the quarter and nine months ended October 29, 1995, respectively, versus the same periods in the prior year. The expense reductions related primarily to lower employee and other operating expenses resulting from employee terminations and a decrease in the number of hours stores are open, and reductions of advertising and promotional expenses. The decrease in advertising and promotional expenses is not expected to impact sales due to the significant reduction in the number of customers in the Southern Border market resulting from the peso devaluation. The devaluation is expected to have a significant negative impact on the Division's sales and earnings during the fourth quarter of fiscal 1996. The decrease in the Southern Border Division's fourth quarter sales and earnings will have more of an impact on the Company's fourth quarter financial results than prior quarters, because it is the Southern Border Division's busiest time of year and is a relatively slower period for the Northern Border, Airport and Inflight Divisions. The Company will consider further reductions of store hours and other cost reduction measures if current sales trends continue.

    Below are explanations of significant variances from the prior year by income statement line item.

Net Sales
---------
    The following table sets forth, for the periods indicated, the net sales and the percentage of total net sales for each of the Company's divisions and the period to period change in such sales:

                         Three Months Ended
                (in thousands, except for percentages)
                --------------------------------------
                                                          Increase/(Decrease)
Divisional                                                 Three Months Ended
Net Sales        October 29, 1995    October 31, 1994    10/29/95 vs. 10/31/94
-----------      ----------------    ----------------    ---------------------
Border:
  Southern       $ 28,279   19.5%    $ 36,517    25.2%     $(8,238)   (22.6)%

  Northern         26,532   18.3       23,627    16.3        2,905     12.3 %

Inflight           48,008   33.0       42,170    29.1        5,838     13.8 %

Airport            26,885   18.5       24,216    16.7        2,669     11.0 %

Diplomatic
and Wholesale      15,477   10.7       18,326    12.7       (2,849)   (15.5)%
                ---------            --------              -------
                 $145,181  100.0%    $144,856   100.0%     $   325      0.2 %
                ---------            --------              -------
                ---------            --------              -------

                                                                       Form 10-Q
                                                                         Page 11

                          Nine Months Ended
                (in thousands, except for percentages)
                -------------------------------------
                                                          Increase/(Decrease)
Divisional                                                 Nine Months Ended
Net Sales        October 29, 1995    October 31, 1994    10/30/95 vs. 10/31/94
-----------      ----------------    ----------------    ---------------------
Border:
  Southern       $ 71,255   18.5%    $103,366    28.3%     $(32,111)  (31.1)%

  Northern         63,516   16.5       60,601    16.6         2,915     4.8 %

Inflight          130,747   34.0       82,153    22.5        48,594     59.2 %

Airport            76,475   19.9       68,295    18.7         8,180     12.0 %

Diplomatic
and Wholesale      42,895   11.1       50,925    13.9        (8,030)   (15.8)%
                 --------            --------              --------
                 $384,888  100.0%    $365,340   100.0%     $ 19,548      5.4 %
                 --------            --------              --------
                 --------            --------              --------

    The significant decreases in the Southern Border Division's sales for the three and nine months ended October 29, 1995 were due to the devaluation of the Mexican peso versus the U.S. dollar in December 1994 which destabilized the Mexican economy and increased the costs of the Company's products for Mexican customers. The devaluation is expected to have a significant negative impact on the Division's sales during the fourth quarter of fiscal 1996. The Inflight Division's sales increased by 13.8% for the quarter ended October 29, 1995 when compared to the same period in the prior year due primarily to increases in the number of foreign travelers to the United States and in the average amount of duty free merchandise purchased from the Company by travelers on-board international airlines during the current fiscal year. The Inflight Division's sales increased by 59.2% for the nine months ended October 29, 1995 when compared to the same period in the prior year due primarily to Inflight having only two quarters of sales in the prior year's results (Inflight was purchased on May 1, 1994) and the same reasons given above for the increases in the third quarter of the current fiscal year. The Northern Border Division's comparable store sales (excluding sales of stores closed under the restructuring plan and two stores purchased in July 1995) increased by 4.7% and 2.7% for the quarter and nine months ended October 29, 1995, respectively, when compared to the same periods in the prior year. The improvement in sales trends for the Northern Border Division from fiscal 1995 is due primarily to the anniversary of the decrease in Canadian tobacco taxes which occurred in the first quarter of fiscal 1995 and increases in average transaction spend amounts by customers resulting from the Division's marketing and promotion programs. The above was partially offset by the continued negative trend in Canadian traffic across the United States/Canada border during the current year. The Airport Division's sales increases were due primarily to increases in the number of foreign travelers to the United States, and store openings at the new Denver International Airport, Boston's Logan International Airport and San Juan International Airport in Puerto Rico during fiscal 1996. The above was partially offset by sales decreases due to store closings under the Company's restructuring plan and the effects of the severe hurricanes on the Company's St. Thomas and St. Martin locations. Management expects that fourth quarter fiscal 1996 sales at the St. Thomas and St. Martin locations will be adversely affected by reduced levels of cruise ship travelers to these islands. As cruise ship operations to these islands resume for the 1995/1996 season, management anticipates a gradual return to normal sales levels. The Diplomatic and Wholesale Division's sales decreased by 15.5% and 15.8% for the quarter and nine months ended October 29, 1995, respectively, when compared to the same periods in the prior year due primarily to the Company continuing to de-emphasize what would have been relatively low gross margin sales in this Division. Net sales of all the stores and businesses closed or scheduled to be sold under the restructuring plan were $1,490,000 and $4,556,000 for the quarter and nine months ended October 29, 1995, respectively, and $3,628,000 and $11,002,000 for the quarter and nine months ended October 31, 1994, respectively.

                                                                       Form 10-Q
                                                                         Page 12
Cost of Sales and Gross Profit
------------------------------
    Cost of sales includes the cost of merchandise purchased from suppliers and the cost of distribution to store locations. Gross profit, as a percentage of net sales, increased to 42.8% in the third quarter of fiscal 1996 from 40.6% in the third quarter of last year. For the nine months ended October 29, 1995, gross profit, as a percentage of net sales, increased to 42.8% from 39.7% for the same period in the prior year. The increases for the quarter and nine months were due primarily to increases in the Inflight, Airport and Northern Border Divisions' net sales, and significant decreases in the Southern Border and Diplomatic and Wholesale Divisions' net sales in the current year versus the same periods in the prior year. The Inflight, Airport and Northern Border Divisions have significantly higher gross profit margins than the Southern Border and Diplomatic and Wholesale Divisions. Also, the Inflight Division's gross profit percentage increased during the current year when compared to the same periods in the prior year. The increases were due primarily to significant increases, in absolute dollars and as a percentage of the Division's total sales, in duty free sales made on-board international airlines, which generally have higher gross profit margins than amenity kit and wholesale sales to airlines.

    The restructuring plan, implemented in fiscal 1995, did not and will not have a material effect on the Company's gross profit.

Selling, General, and Administrative Expenses
---------------------------------------------
    Selling, general and administrative expenses, as a percentage of net sales, increased to 36.3% in the third quarter of fiscal 1996 from 35.4% in the third quarter of fiscal 1995. For the nine months ended October 29, 1995, selling, general and administrative expenses, as a percentage of net sales, increased to 37.7% from 35.2% for the nine months ended October 31, 1994. The increases were due primarily to the following factors:

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

       * An increase in the Airport Division's net sales in the current year, as a percentage of the Company's total sales, when compared to the prior year. The Airport Division's operating expenses, as a percentage of net sales, are higher than the Company's other Divisions due to rents based on sales and other variable expenses.

       * Significant decreases in the Southern Border Division's net sales in the current year versus the prior year. The Southern Border Division has selling, general and administrative expenses, as a percentage of net sales, significantly lower than the Company average. The Company reduced the Southern Border Division's selling, general and administrative expenses by approximately $1,201,000 during the third quarter of fiscal 1996 and $3,883,000 for the nine months ended October 29, 1995 when compared to the same periods in the prior year. However, these expense reductions were more than offset by a $8,238,000 and $32,111,000 decrease in the Division's net sales during the quarter and nine months ended October 29, 1995, respectively, when compared to the same periods in the prior year. The expense reductions related primarily to lower employee and other operating expenses resulting from employee terminations and a reduction in the number of hours stores are open, and reductions of advertising and promotion expenses. The decrease in advertising and promotion expenses is not expected to impact sales in view of the significant reduction in the number of customers in the Southern Border market. The Company will consider further reductions of store hours and other cost reduction measures if current sales trends continue.

                                                                       Form 10-Q
                                                                         Page 13
    The restructuring plan and the revaluation of intangible assets in the third quarter of fiscal 1995 reduced the Company's selling, general and administrative expenses by approximately $2,400,000 in the third quarter of fiscal 1996 and $7,200,000 for the nine months ended October
29, 1995 when compared to the same periods in the prior year.

Other Income (Expense)
---------------------
    Interest income decreased by $773,000 for the nine months ended October 29, 1995 when compared to the same periods in the prior year. There was a small decrease for the quarter. The decrease for the nine months was due primarily to a decrease in funds available for investment during most of the current year when compared to the prior year resulting from the purchase of Inflight in fiscal 1995 for approximately $73,300,000. Other non-operating income was virtually the same for the quarter ended October 29, 1995 when compared to the same period in the prior year. Other non-operating income decreased by $388,000 for the nine months ended October 29, 1995 when compared to the same period in the prior year due primarily to a $900,000 gain on the sale of the Company's 15% interest in Natural Energy Unlimited in the first quarter of last year partially offset by customs penalties at the Company's Seattle, Washington operations incurred in the prior year.

Income Taxes
------------
    Income taxes, as a percentage of earnings before income taxes, was 37.0% for the quarter and nine months ended October 29, 1995 virtually unchanged from the same periods in fiscal 1995 when the charges and tax benefits from the intangible revaluation and restructuring are excluded from the prior year.

RESTRUCTURING
-------------
    During the first nine months of fiscal 1996, the Company closed all five of its Airport Division retail locations in Toronto, Canada, two small speciality stores at airports in Bangor, Maine and Burlington, Vermont, and sold its wholesale operations in Carson, California. The Company's wholesale operations in Seattle, Washington, the only location scheduled to be closed under the restructuring plan that has not been closed as of October 29, 1995, is expected to be sold in the fourth quarter of the current fiscal year. There were no material adjustments to restructuring costs during the nine months ended October 29, 1995.

    The Company paid approximately $2,174,000 relating to restructuring obligations during the nine months ended October 29, 1995 which consisted of $1,238,000 for employee severance and other arrangements, $785,000 to terminate property leases and rent for closed stores, and $151,000 for miscellaneous other expenses. As of October 29, 1995, remaining payments of $2,358,000 are expected to be paid for obligations incurred pursuant to the restructuring plan. As of October 29, 1995, 190 store and administrative employees have been terminated under the restructuring plan. Approximately 210 store and administrative employees in total will have been terminated when the restructuring is completed.

    Net sales and operating income/(losses) of the stores and business locations closed or scheduled to be sold under the restructuring plan were as follows:

                  Quarter Ended   Quarter Ended   Nine Months Ended   Nine Months Ended
                  Oct. 29, 1995   Oct. 30, 1994     Oct. 29, 1995       Oct. 30, 1994
                  -------------   -------------   -----------------   -----------------
Net Sales          $1,490,000       $3,628,000       $4,556,000        $11,002,000
Operating Income/
 (losses)          $   39,000       $ (770,000)      $   12,000        $(1,995,000)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
    On May 26, 1995, the Company signed a fully committed $75,000,000 revolving line of credit and letter of credit facility expiring in May 1998. Borrowings under the agreement bear interest at a rate selected by the Company based on the prime rate, federal funds rate or the London Interbank Offered Rate. The credit facility contains covenants which require, among other things, maintenance of minimum tangible net worth, as defined, and certain financial ratios. There were no borrowings under the facility as of October 29, 1995. Currently, the Company has no plans to make any borrowings under the facility.

                                                                     Form 10-Q
                                                                       Page 14
  In March 1995, Standard and Poor's downgraded its rating of the Company's $115,000,000 senior notes from BBB to BBB-, and in July 1995, Moody's Investor Services downgraded its rating of the Company's
$115,000,000 senior notes from Bal to Ba2, primarily in response to the devaluation of the Mexican peso. The downgrades will not affect the Company's current borrowing costs under the senior notes, and the Company's senior notes remain investment grade according to Standard and Poor's. However, the downgrades will increase the costs of any borrowings pursuant to the provisions of the $75,000,000 revolving line of credit and letter of credit facility.

   Net cash provided by operating activities was $34,220,000 for the nine months ended October 29, 1995. Working capital was $125,125,000 as of October 29, 1995, an increase of $11,129,000 from $113,996,000 as of
January 29, 1995. The Company believes its existing funds, cash provided by operating activities and available borrowings will be sufficient to meet its current liquidity and capital requirements.

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

                                                                       Form 10-Q
                                                                         Page 15
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  With respect to the action commenced by certain former stockholders of UETA, Inc., against the Company and Goldman, Sachs & Co., in the District Court, 285th Judicial District, Bexar County, Texas, (which was described in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995), the Supreme Court of Texas, on October 17, 1995, denied the plaintiffs leave to file a petition for a writ of mandamus. Plaintiffs were seeking review of the District Court's order (entered January 24, 1995) which abated and stayed the District Court action pending the final determination of the plaintiff's claims against the defendants in Delaware. On March 1, 1995, the Texas Court of Appeals, Fourth District (San Antonio) had denied the plaintiffs leave to file a similar petition. In November, 1995, plaintiffs filed a motion in the District court seeking reconsideration of its original order abating and staying the action.

  The United States Customs Services is investigating the operations of a subsidiary's bonded warehouse in Seattle, Washington. In addition to the notice of liquidated damages issued by U.S. Customs Service that were referred to in the Registrants's Annual Report on form 10-K for the fiscal year ended January 29, 1995 (Item 3 Legal Proceedings), the Customs Service has issued a penalty notice in the amount of $145,731 plus duties in the amount of $36,433 which supersedes the estimated pre-penalty notice referred to in the Registrants 10-Q for the Quarter Ended April 30, 1995 (Item 1 Legal Proceedings).

Item 6.  Exhibits and Reports on Form 8-K

  (a)   Exhibits:

   27.1 Financial Data Schedule.

  (b) The Company did not file a report on Form 8-K for the quarter ended October 29, 1995.

                                                                       Form 10-Q
                                                                         Page 16


                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    DUTY FREE INTERNATIONAL, INC.





Date:       12/12/95                 /s/ Gerald F. Egan
        ------------                 ------------------
                                     Gerald F. Egan
                                     Vice President-Finance and
                                     Chief Financial Officer

                                                                       Form 10-Q
                                                                         Page 17