Form 10-K405
period 1996-01-29
DUTY FREE INTERNATIONAL INC
filed 1996-04-26
CIK 820756

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

       [X]  Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

            For the fiscal year ended January 28, 1996

                                   OR

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from          to
                                           --------    --------.
            Commission File Number 34-1-10952

                     DUTY FREE INTERNATIONAL, INC.
         (Exact name of registrant as specified in its charter)

           MARYLAND                            52-1292246
- -------------------------------                -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

     63 Copps Hill Road
   Ridgefield, Connecticut                     06877
- ----------------------------------------       -------------------
(Address of principal executive offices)       (Zip Code)

  Registrant's telephone number, including area code:  (203) 431-6057

  Securities registered pursuant to Section 12(b) of the Act:

  Title of class: Common Stock, $.01 par value per share

  Name of exchange on which registered:  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
No [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $13.25 per share for the registrant's common stock as reported by the New York Stock Exchange as of March 29, 1996 was approximately $294,342,000.

Number of shares of Common Stock of the registrant outstanding as of March 29, 1996: 27,268,397 shares.

DOCUMENTS INCORPORATED BY REFERENCE            PART
- -----------------------------------            ---------

1996 ANNUAL REPORT TO STOCKHOLDERS             I, II, IV

PROXY STATEMENT FOR THE 1996 ANNUAL
MEETING OF STOCKHOLDERS                        I, III

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

ORGANIZATION AND OPERATIONS

     The Company was formed as a Maryland corporation in 1983 to acquire 19 border stores and one airport store. Since its founding, the Company has grown to be one of the world's largest chains of duty free stores operating 166 stores and employing over 2,000 people serving locations in the United States, Puerto Rico, the Caribbean and on international airlines' inflight duty free shops. The Company has grown by expanding into additional airport and United States border locations and by business acquisitions.

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

     On May 1, 1994, the Company purchased Inflight Sales Group Limited ("Inflight"), and certain non-competition rights, for approximately $73,300,000. Inflight is the leading concessionaire and supplier of on-board duty free merchandise to international airlines and is a leading supplier of amenity kits to international airlines for distribution to first class and premium class travelers. Inflight currently operates the on-board duty free concessions for 21 international airlines, including Delta, Northwest and United Airlines. In addition, through its exclusive arrangements with certain suppliers, Inflight sells duty free merchandise to numerous other international airlines. Inflight has warehouse, distribution and administrative facilities in New York, Singapore, Hong Kong and the United Kingdom.

     During the third quarter of fiscal 1995, the Company undertook a restructuring plan to improve the Company's profitability. A pre-tax charge to earnings of $7,571,000 was taken during the year ended January 29, 1995 as a result of restructuring. The implementation of the plan reduced the Company's workforce by approximately 210 employees and a total of 23 stores and business locations were closed in fiscal 1995 and 1996. Also, in the third quarter of fiscal 1995, the Company changed its method of evaluating the recoverability of intangible assets. Under the new method, fair values of intangible assets are determined based on the discounted future operating cash flows of the related acquired operations over the useful life of each intangible asset. Previously, impairment was measured using undiscounted cash flows. Had the previous policy remained in effect, there would have been no significant impairment as of January 29, 1995. The change in accounting for intangible assets resulted in a write-down of asset value, and a one-time, pre-tax charge to earnings of $46,002,000 during the year ended January 29, 1995. The fiscal year 1996 pre-tax amortization charge associated with the assets written down would have been $3,500,000. Although the write-down had no impact on the Company's cash position, it does result in a more appropriate balance sheet valuation of the remaining goodwill and other intangible assets. The Company took a $38,935,000 ($1.43 per share) after-tax charge to earnings during the year ended January 29, 1995 encompassing all costs associated with the revaluation of its intangible assets, the store and business closures, and workforce reductions.

     The company is organized into four operating divisions: the Border Division, the Airport Division, the Diplomatic and Wholesale Division and the Inflight Division.

BORDER DIVISION

     The Border Division operates the largest chain of duty free stores along the United States/Canada and United States/Mexico borders. The Division operates a total of 66 stores at 44 border crossings.

     UETA, Inc. ("UETA" or the "Southern Border Division") operates 30 duty free stores along the Mexican border in the states of Texas, Arizona and California. The Southern Border Division provides Mexican/American border traffic with access to luxury items such as premium watches, fragrances and cosmetics, top quality liquor and tobacco products, beer, wine, gourmet foods, designer jewelry and other high quality gifts. UETA is the exclusive duty free distributor on the United States side of the Mexican border for liquor brands produced by United Distillers Group (Duty Free) Ltd. Due to the peso devaluation in December 1994 and the resulting $41,319,000 decrease in sales during fiscal 1996 when compared to fiscal 1995, UETA reduced its selling, general and administrative expenses by approximately $5,000,000 during fiscal 1996 when compared to fiscal 1995. The expense reductions related primarily to lower employee and other operating expenses resulting from employee terminations, a reduction in the number of hours stores were open and reductions of advertising and promotion expenses. In spite of the peso devaluation, UETA intends to continue to increase customer awareness of the value of duty free shopping through marketing and advertising, and to adjust product assortment in order to meet the preferences of duty free shoppers. Economic factors, such as the value of the Mexican peso versus the U.S. dollar and the Mexican economy have had and may continue to have a significant effect on UETA's net sales and earnings. (See Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1996 Annual Report to Stockholders which is incorporated by reference to this document.)

     AMMEX Tax and Duty Free Shops, Inc. and AMMEX Tax and Duty Free Shops West, Inc. (collectively, "AMMEX" or the "Northern Border Division") operate 36 duty free and retail stores along the Canadian border in the states of New York, Vermont, Maine, Washington, Michigan, Idaho, Montana, North Dakota and Minnesota. The duty free stores sell a wide variety of quality, brand-name merchandise to individuals traveling from the United States to Canada, a majority of whom are Canadians returning home. Retail locations carry groceries, snacks, souvenirs and gift items. AMMEX also operates currency exchanges and gas stations at several high volume border locations. AMMEX's objectives have been to attract a greater percentage of the eligible travelers crossing the border into Canada and to sell more goods to each customer by remodelling and expanding stores and through sales training, merchandising, advertising and promotion. Ammex's comparable store sales in fiscal 1996 (excluding sales of stores closed under the restructuring plan and two stores purchased in July 1995) increased by 2.4% when compared to fiscal 1995. The improvement in sales trends from fiscal 1995 (when there was a 22.1% decrease in sales from fiscal 1994) was due primarily to the anniversary of the decrease in Canadian taxes which occurred in the first quarter of fiscal 1995, and an increase in average transaction spend amounts by customers resulting from Ammex's marketing and promotion programs. The above was partially offset by the continued negative trend in Canadian traffic across the United States/Canada border during fiscal 1996. Economic factors, such as the continuing economic recession in Canada, selected reductions in Canadian domestic taxes, and the reduced value of the Canadian dollar versus the U.S. dollar have had and may have a significant effect upon the Northern Border Division's net sales and earnings.

AIRPORT DIVISION

     Fenton Hill American, Limited (the "Airport Division") operates 100 duty free and retail stores in 14 international airports, and in the Caribbean and South Florida markets. During fiscal 1996, the Airport Division opened 16 new stores which included 12 new travel retail stores at Denver International Airport, three new duty free stores at Boston's

Logan International Airport and an additional duty free store at the San Juan International Airport. The Airport Division's retail mix currently includes duty free shops, which sell premium merchandise such as top-quality liquor and tobacco products and exclusive fragrances and cosmetics, and specialty stores such as The Athlete's Foot (branded athletic-wear), Bodyography (natural personal care products), The Sports Section (regional sports-theme shops), standard news and gift shops, and bookstores. Additionally, the Airport Division has entered into equity partnerships and strategic alliances at a number of international airports which have resulted in the Airport Division being awarded 21 concessions. The Airport Division will attempt to increase the number of equity partnerships and strategic alliances in the future.

     The Airport Division also operates a number of stores not located in airports. It serves cruise ship passengers and airport bound customers through 12 shops located in Miami and Orlando, Florida. In Washington, D.C., the Airport Division operates a retail luxury gift store which serves the diplomatic community. The Division also operates 12 retail stores on the Caribbean islands of St. Thomas, Aruba, Bonaire, Curacao and St. Maarten.

     During the past several years, the Airport Division has grown through acquisitions, obtaining new airport concessions and expanding existing locations. With the potential for expansion of the Division's current airport stores, as well as for development of other new specialty retailing concepts, management believes that it will continue to find opportunities for new airport locations and other airport retail and duty free businesses. The Airport Division's sales volume and its overall results of operations can be affected by factors relating to the airline industry over which the Division has no control, including which airlines operate at particular terminals, which routes are serviced by those airlines, levels of airline passenger traffic, and economic and other conditions affecting the airline industry in general.

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

     The Diplomatic and Wholesale Division owns and operates a 110,000 square foot warehouse/distribution center in Glen Burnie, Maryland, and a new 140,000 square foot warehouse/distribution center in South Miami, Florida. The new warehouse and distribution center is well-situated to serve cruise ship requirements from the port of Miami, as well as supporting the Company's supply needs for its locations in the Caribbean. During fiscal 1996, the Diplomatic and Wholesale Division continued to de-emphasize low gross margin sales in order to provide greater distribution capabilities to the Company's stores, thus providing more resources for the Company's higher profit operations.

INFLIGHT DIVISION

     The Inflight Division ("Inflight") is a leading concession operator and supplier of on-board duty free merchandise to international airlines through on-board concessions and wholesale programs, and is a major supplier of international airlines' first class and premium class amenity kits. Currently, Inflight operates the on-board duty free concessions for 21 airlines. The Division's concession programs fully operate the on-board duty free concessions for airlines. Inflight purchases products and manages every aspect of duty free sales on the airlines' flights, including magazine and videotape promotions. With a percentage of total sales paid in royalties to the airline, this program provides airlines with a risk-free means of incrementally increasing their earnings. The Division's wholesale program provides merchandise to airlines which operate their on-board duty free programs on international flights. The carrier runs all promotions, manages the program and owns the inventory which is bought from Inflight. Inflight has exclusive distribution agreements for certain geographic markets with many well-recognized names in the luxury products industry, including Chanel, Christian Dior, Hermes, Mont Blanc, Yves Saint Laurent, Elizabeth Arden and Lancaster. Additionally, it maintains warehouse and station locations throughout the U.S., Pacific Rim, Europe and South America. During fiscal 1996, the Inflight Division was awarded the contract to operate Air Canada's on-board duty free concession program beginning March 1, 1996. In the future, Inflight will continue to pursue other on-board duty free concession contracts with international airlines not currently served by the Company. The Company believes Inflight will be a significant contributor to its growth as air travel and airline competition grows.

     The Inflight Division's sales volume and results of operations can be affected by factors relating to the airline industry over which the Division has no control, including levels of international airline passenger traffic, economic and other conditions affecting the airline industry in general, and the value of foreign currencies versus the U.S. dollar.

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

     Merchandise is generally shipped directly from vendors to the bonded warehouses and distribution centers located in Glen Burnie, Maryland, Laredo, Texas and Miami, Florida. However, certain merchandise is shipped directly to the Company's regional bonded warehouses and store locations. To control inventory levels, management uses various automated replenishment systems. Frequent shipments are then made to the Border, Airport, and Inflight Divisions' warehouses or stores to assure full stocking levels. Merchandise is delivered daily by truck to the diplomatic communities in Washington, D.C. and New York City. The Company's trucks are also used to supply duty free merchandise to merchant and passenger ships.

     Duty free inventory is strictly controlled to comply with Customs Service regulations. The Company must keep detailed records documenting the receipt and sale of all duty free merchandise. Failure to maintain such records may result in the payment of penalties and all taxes and duties which would have been imposed on the domestic sale of such merchandise. The Company's computerized inventory control system allows it to identify product needs, to arrange for prompt reorders from vendors, and to support compliance with Customs Service record-keeping requirements. Slow moving products also can be identified and more appropriate product mixes maintained. Historically, inventory shrinkage has been minimal due to the Company's inventory system and procedures. The Company rarely experiences problems with obsolescence, because most inventory turns frequently and most products have a relatively long shelf-life.

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

COMPETITION

     The Airport Division can experience significant competition when negotiating or bidding for new concession leases or renewal of existing leases in those locations where the operating authority requires such negotiating or bidding. Competitors bid for the exclusive right to operate in a particular airport or, in the case of some larger airports, in a particular airport terminal servicing one or more airlines. The Company's lease and concession agreements for duty free stores at the New York City airports are consistent with airport leases in the region in that they are terminable by the lessor upon 30 days notice, and also may be subject to re-bid at the end of the operator's lease at which time sealed bids are submitted by prospective operators or negotiations are undertaken with the authority. Most of Inflight's concession contracts are subject to 30 to 120 day cancellation clauses cancelable by the Company or the airline.

     Approximately four other companies operate duty free stores in the United States along the Canadian border, most of which have historically remained within specific areas outside of the Company's geographic regions. A small number of regional duty free companies operate along the Mexican border and compete with the Company. Large discount chains that are not duty free operators, such as Price Club and Sam's Club, compete with the Company for customers crossing the United States/Mexico border. Approximately 15 companies operate duty free stores at airports in the United States. The largest such company is Duty Free Shoppers Group, Ltd., a privately held company and the largest duty free operator in the world. The Inflight Division has one major competitor which operates international airlines' on-board duty free concessions. The majority of international airlines operate their own on-board duty free concessions. There are a large number of competitors offering wholesale merchandise to international airlines. The principal competition for diplomatic sales consists of purchases made directly from European suppliers. There are no material competitors currently operating in the principal ports served by the Diplomatic and Wholesale Division except for Miami, Florida. There are significant competitors which can make sales to the Company's passenger and merchant vessel customers when those customers visit ports not served by the Company.

ITEM 2.     PROPERTIES

     The Border Division operates 66 duty free and retail gift stores at 44 border crossings. Five of the stores are owned and operated by agents who receive commissions based on sales. The Company owns 38 of its border stores and leases 23 border stores. The Airport Division leases 100 store locations. The Company's leases for its stores at the New York City airports are terminable by the lessor upon 30 days notice. The leases at certain border and most airport locations provide for base monthly rentals and typically require payment of additional rent based on a percentage of sales. Inflight has relatively small warehouse, distribution and administrative facilities in New York, Singapore, Hong Kong and the United Kingdom.

     The Company owns a 110,000 square foot office/distribution center near the Baltimore/Washington International Airport in Glen Burnie, Maryland , leases a 145,000 square foot distribution center in Laredo, Texas of which 70,000 square feet is subleased, and owns a 140,000 square foot administrative, warehouse and distribution facility in South Miami, Florida. The Company also owns or leases other smaller regional warehouse facilities. The Company owns its 33,000 square foot headquarters in Ridgefield, Connecticut which is partially subleased. The Company believes its facilities are adequate for current operations.

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

     Certain other former stockholders of UETA, Inc. commenced an action against the Company and Goldman, Sachs & Co. in the District Court, 285th Judicial District, Bexar County, Texas. In their complaint which was filed on or about June 14, 1994, these plaintiffs also allege that the Company made false and misleading statements and omissions in connection with the Company's acquisition of UETA, Inc. and the Company's issuance of its common stock in connection therewith to these
plaintiffs.   The relief sought includes unspecified amounts of actual
and punitive damages and rescission of the transaction and/or rescissionary damages in an unspecified amount. After a hearing on November 17, 1994 on the defendants' motion to dismiss the action, the District Court abated and stayed this action pending the final determination of the plaintiffs' claims against the defendants in Delaware. On March 1, 1995, the Texas Court of Appeals, Fourth District (San Antonio) denied the plaintiffs leave to file a petition for a writ of mandamus seeking relief from the District Court's order, and on October 17, 1995, the Supreme Court of Texas denied plaintiff's leave to file a similar petition for a writ of mandamus. The plaintiffs have since made a motion before the District Court requesting reconsideration
of its original order.   In April 1995, the plaintiffs commenced an
action in the Superior Court, New Castle County, Delaware against the Company, each of its directors and officers who were named as defendants in the aforementioned Delaware action and Goldman, Sachs & Co. In their complaint, the plaintiffs allege against the Company and its officers and directors essentially the same claims under state statutory and
common law as they have alleged in their Texas action.   The relief
sought in this action includes an unspecified amount of damages, including actual and/or recessionary damages and punitive damages. The Company and its officers and directors intend to defend these actions vigorously.

     On July 8, 1994, the Company commenced an action against each of the plaintiffs in the foregoing Arizona and Texas actions in the Court of Chancery, New Castle County, Delaware for injunctive and declaratory relief as well as damages based upon their commencement of the above-referenced actions in the Arizona and Texas state courts, rather than in the courts of the state of Delaware as stipulated in the agreements executed in connection with the acquisition of UETA, Inc. The relief sought by the Company in its complaint also includes a request for an order enjoining each of the plaintiffs in the foregoing actions from litigating any claims arising from the acquisition of UETA, Inc. in any forum other than the courts of the state of Delaware. Motions to dismiss the Company's complaint have been made by all the defendants named in this action and the Company moved for summary judgement on certain of its causes of action.

     Currently, the legal proceedings described above are not expected to have a material effect on the Company's financial condition, results of operations, liquidity or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

Incorporated by reference to the 1996 Annual Report to Stockholders, page 14.

ITEM 6.     SELECTED FINANCIAL DATA

Incorporated by reference to the 1996 Annual Report to Stockholders, inside front cover.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
            AND RESULTS OF OPERATIONS

Incorporated by reference to the 1996 Annual Report to Stockholders, pages 10-14.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the 1996 Annual Report to Stockholders as set forth in Part IV Item 14, and the supplementary data on the inside front cover of such annual report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING
            AND FINANCIAL DISCLOSURE

None

                                PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders, pages 2 - 5.

ITEM 11.     EXECUTIVE COMPENSATION

Incorporated by reference to the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders, pages 6 - 10.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

Incorporated by reference to the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders, pages 12 and 13.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company's Proxy Statement with respect to its 1996 Annual Meeting of Stockholders, pages 7 and 8.

                                PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

(a)

1. Financial Statements (Incorporated by reference to the 1996 Annual Report to Stockholders, pages 15-24 and 9):

       -     Consolidated Balance Sheets as of January 28, 1996 and
             January 29, 1995.

       -     Consolidated Statements of Operations, Stockholders'
             Equity, and Cash Flows for each of the years in the three-year period ended January 28, 1996.

       -      Notes to the Consolidated Financial Statements.

       -      Independent Auditors' Report.

2.     Financial Statement Schedules filed as part of this report:

       -      Independent Auditors' Report.

       - Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended January 28, 1996.

       - All other schedules have been omitted because the required information is not significant or is not applicable.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

3.      Exhibits:

2.1 - Second Consent and Amendment, dated as of December 15, 1994, among Duty Free International, Inc., the Sellers named therein and the Additional Recipients named therein, amending the Stock Purchase Agreement, dated as of March 24, 1994, as amended by the Consent and Amendment, dated as of May 1, 1994, which were both filed as Exhibits 2.1 and 2.2, respectively, to the Company's Current Report on Form 8-K dated May 1, 1994. (10)

3.1  -  Charter of the Company. (2)

3.2  -  By-Laws of the Company as amended to October 18, 1993. (7)

4.1 - Senior Indenture between Duty Free International, Inc. and The Chase Manhattan Bank, N.A., as trustee, dated as of January 15, 1994. (6)

4.2  -  Form of 7% Note Due 2004. (6)

10.1 - Agreement by and between United Distillers Group (Duty Free) Ltd. and Overseas Trading Corporation. (8)

10.2 - Agreement dated January 1, 1989 by and between United Distillers Group (Duty Free) Ltd. and Samuel Meisel and Company, Inc. (1)

10.3 -  Credit Agreement dated as of May 26, 1995 among Duty Free
        International, Inc., the Banks signatory thereto and the Chase Manhattan Bank, N.A. as agent. (3)

10.4 - 1989 Stock Option Plan for Duty Free International, Inc., and related form of stock option agreement as amended and restated effective February 11, 1993 (8) and May 20, 1994 (10)
        (compensatory plan).

10.5 -  Incentive Compensation Plan (1) (compensatory plan).

10.6 - Indemnity Agreement by and between Duty Free International, Inc. and Jack Africk.(1)

10.7 - Stockholders Agreement dated as of April 24, 1992 among Duty Free International, Inc., DFI Group Acquisition Corp., UETA, Inc., Overseas Trading Corporation (1987) Limited, and each of the persons and entities listed in Exhibit A thereto. (4)

10.8 - Escrow Agreement dated as of April 24, 1992 among Duty Free International, Inc., the persons and entities listed in Exhibit A thereto and The First National Bank of Maryland, as escrow agent. (4)

10.9 - Agreement and Plans of Merger and Reorganization dated as of March 16, 1992 by and among UETA, Inc., Overseas Trading Corporation (1987) Limited, Capin's Duty-Free Warehouse, Inc., Duty Free International, Inc. and DFI Group Acquisition Corp.
        (4)

12.1 -  Ratios of Earnings to Fixed Charges. (3)

13.1 -  1996 Annual Report to Stockholders.(3)

18.1 - Preferability letter regarding change in accounting principle. (9)

21.1 -  Subsidiaries.(3)

23.1 -  Consent of KPMG Peat Marwick LLP.(3)

24.1 - Powers of Attorney for Jack Africk, David H. Bernstein, John A. Couri, Carl Reimerdes and Susan H. Stackhouse. (3)

27.1 -  Financial Data Schedule.(3)

Notes:  (1)  Previously filed as an Exhibit to the Registration
             Statement of the Company on Form S-1, File No. 33-27842 declared effective May 11, 1989.

        (2)  Previously filed as an Exhibit to the Company's
             Registration Statement on Form S-1, File No. 33-43071, declared effective November 29, 1991.

        (3)  Filed herewith.

        (4) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated April 24, 1992.

        (5) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K dated April 20, 1992.

        (6) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated January 15, 1994.

        (7) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated December 27, 1993.

        (8) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K dated April 27, 1993.

        (9) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1994.

       (10) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K dated April 20, 1995.

(b)    Reports on Form 8-K:

        (i) The Company did not file a Current Report on Form 8-K during the quarter ended January 28, 1996.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of April, 1996.

          DUTY FREE INTERNATIONAL, INC.

          By:  /s/ Alfred Carfora
              ---------------------------------
          Alfred Carfora
          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                            DATE
- -------------------      -----------------------          --------------

        *
- -------------------
Jack Africk              Director                         April 19, 1996

        *
- -------------------
David H. Bernstein       Director                         April 19, 1996


/s/ Alfred Carfora
- -------------------      Director, President and
Alfred Carfora           Chief Executive Officer          April 19, 1996

        *
- -------------------
John A. Couri            Director                         April 19, 1996


/s/ Gerald F. Egan       Vice President of Finance,
- -------------------      Treasurer, Secretary and
Gerald F. Egan           Chief Financial Officer **       April 19, 1996

        *
- -------------------
Carl Reimerdes           Director, Vice President         April 19, 1996

        *
- -------------------
Susan H. Stackhouse      Director                         April 19, 1996



 *  By:   /s/ Alfred Carfora
         ------------------------
         Alfred Carfora
         Attorney-in-fact

**  Principal Financial and Accounting Officer

             DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                 INDEX TO FINANCIAL STATEMENT SCHEDULES



                                                               PAGE
                                                               ----

Independent Auditors' Report

Schedule II - Valuation and Qualifying Accounts for the three-year period ended January 28, 1996.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                      INDEPENDENT AUDITORS' REPORT



The Board of Directors
Duty Free International, Inc.:


Under date of February 26, 1996, we reported on the consolidated balance sheets of Duty Free International, Inc. and subsidiaries as of January 28, 1996 and January 29, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended January 28, 1996. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule "Schedule II - Valuation and Qualifying Accounts". The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                KPMG PEAT MARWICK LLP




Baltimore, Maryland
February 26, 1996

             DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES

             Schedule II - Valuation and Qualifying Accounts


                                       Additions
                                 ----------------------
                                             Charged to
                    Balance at   Charged to  other                        Balance
                    beginning    costs and   accounts-                    at end of
Description         of period    expenses    describe     Deductions(1)   period
- -----------------   ----------   ----------  ----------   -------------   ---------

Year ended
January 28, 1996:
Allowance for
doubtful accounts   $795,000     $618,000    $        0   $(678,000)      $735,000
                    ----------   ----------  ----------   -------------   ---------

Year ended
January 29, 1995:
Allowance for
doubtful accounts   $740,000     $462,000    $280,000(2)  $(687,000)      $795,000
                    ----------   ----------  ----------   -------------   ---------

Year ended
January 31, 1994:
Allowance for
doubtful accounts   $941,000     $240,000    $        0   $(441,000)      $740,000
                    ----------   ----------  ----------   -------------   ---------


(1)   Uncollectible accounts written off, net of recoveries.

(2) Allowance for doubtful accounts recorded in connection with the acquisition of Inflight Sales Group Limited on May 1, 1994.


             DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                             EXHIBIT INDEX


                                                             Sequential
Exhibit                                                      Page
No.       Description of Exhibit                             Number
- -------   ----------------------------------------------     ----------

2.1   -   Second Consent and Amendment, dated as of
          December 15, 1994, among Duty Free
          International, Inc., the Sellers named
          therein and the Additional Recipients named
          therein, amending the Stock Purchase
          Agreement, dated as of March 24, 1994, as
          amended by the Consent and Amendment, dated
          as of May 1, 1994, which were both filed as
          Exhibits 2.1 and 2.2, respectively, to the
          Company's Current Report on Form 8-K dated
          May 1, 1994.  (10)

3.1   -   Charter of the Company.  (2)

3.2   -   By-Laws of the Company as amended to October
          18, 1993. (7)

4.1   -   Senior Indenture between Duty Free
          International, Inc. and The Chase Manhattan
          Bank, N.A., as trustee, dated as of January
          15, 1994. (6)

4.2   -   Form of 7% Note Due 2004. (6)

10.1  -   Agreement by and between United Distillers
          Group (Duty Free) Ltd. and Overseas Trading
          Corporation.  (8)

10.2  -   Agreement dated January 1, 1989 by and between
          United Distillers Group (Duty Free) Ltd. and
          Samuel Meisel and Company, Inc.  (1)

10.3  -   Credit Agreement dated as of May 26, 1995
          among Duty Free International,  Inc., the
          Banks signatory thereto and the Chase
          Manhattan Bank,  N.A. as agent.  (3)

10.4  -   1989 Stock Option Plan for Duty Free
          International, Inc., and related form of stock option agreement as amended and restated effective February 11, 1993 (8) and May 20,
          1994  (10) (compensatory plan).

10.5  -   Incentive Compensation Plan (1)
          (compensatory plan).

10.6  -   Indemnity Agreement by and between Duty Free
          International, Inc. and Jack Africk.(1)

10.7  -   Stockholders Agreement dated as of April 24,
          1992 among Duty Free International, Inc., DFI
          Group Acquisition Corp., UETA, Inc., Overseas
          Trading Corporation (1987) Limited, and each
          of the persons and entities listed in Exhibit
          A thereto.  (4)

10.8  -   Escrow Agreement dated as of April 24, 1992
          among Duty Free International, Inc., the
          persons and entities listed in Exhibit A
          thereto and The First National Bank of
          Maryland, as escrow agent.  (4)

10.9  -   Agreement and Plans of Merger and
          Reorganization dated as of March 16, 1992 by
          and among UETA, Inc., Overseas Trading
          Corporation (1987) Limited, Capin's Duty-Free
          Warehouse, Inc., Duty Free International, Inc.
          and DFI Group Acquisition Corp.  (4)

12.1  -   Ratios of Earnings to Fixed Charges.  (3)

13.1  -   1996 Annual Report to Stockholders.  (3)

18.1  -   Preferability letter regarding change in
          accounting principle.  (9)

21.1  -   Subsidiaries.  (3)

23.1  -   Consent of KPMG Peat Marwick LLP.  (3)

24.1  -   Powers of Attorney for Jack Africk, David H.
          Bernstein, John A. Couri, Carl Reimerdes and
          Susan H. Stackhouse.  (3)

27.1  -   Financial Data Schedule.  (3)


Notes:  (1)  Previously filed as an Exhibit to the Registration
             Statement of the Company on Form S-1, File No. 33-27842 declared effective May 11, 1989.

        (2)  Previously filed as an Exhibit to the Company's
             Registration Statement on Form S-1, File No. 33-43071, declared effective November 29, 1991.

        (3)  Filed herewith.

        (4) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated April 24, 1992.

        (5) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K dated April 20, 1992.

        (6) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated January 15, 1994.

        (7) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated December 27, 1993.

        (8) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K dated April 27, 1993.

        (9) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1994.

       (10) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K dated April 20, 1995.