Form 10-Q
period 1996-04-28
DUTY FREE INTERNATIONAL INC
filed 1996-06-11
CIK 820756

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               Form 10-Q

           Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


For the quarter ended April 28, 1996        Commission File No. 1-10952
                      --------------                            -------

                        DUTY FREE INTERNATIONAL, INC.
- - -----------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

            Maryland                                   52-1292246
- - -------------------------------                  -------------------
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

                           YES   X    NO
                              -------   -------

At April 26, 1996, 27,269,598 shares of $.01 par value common stock of the registrant were outstanding.

                     DUTY FREE INTERNATIONAL, INC.
                             April 28, 1996


                                 INDEX


Part I.  Financial Information                                   Page
- - ------------------------------                                   ----

Item 1.  Financial Statements

     Consolidated Balance Sheets as of                              3
     April 28, 1996 (unaudited) and
     January 28, 1996

     Consolidated Statements of Earnings                            4
     (unaudited) for the quarters
     ended April 28, 1996 and April 30, 1995

     Consolidated Statement of Stockholders'                        5
     Equity (unaudited) for the quarter
     ended April 28, 1996

     Consolidated Statements of Cash Flows                          6
     (unaudited) for the quarters
     ended April 28, 1996 and April 30, 1995

     Notes to Consolidated Financial                                7
     Statements (unaudited)

Item 2.  Management's Discussion and Analysis                    8-10
         of Financial Condition and Results of
         Operations


Part II.  Other Information
- - ---------------------------

Item 1.  Legal Proceedings                                         11

Item 6.  Exhibits and Reports on Form 8-K                          11

Signature                                                          12

PART  I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

             DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                             (in thousands)

                                                April 28,    January 28,
                                                  1996          1996
                                               -----------   -----------
                                               (unaudited)    (note 1)
     ASSETS
     ------
Current assets:
   Cash and cash equivalents                   $  41,810     $  34,252
   Short-term investments (fair value of
   $8,630 and $12,784, respectively)               8,692        12,747
   Receivables:
    Trade receivables, less allowance
    for doubtful accounts of $840 and
    $735, respectively                            20,330        20,106
    Other                                          9,785         9,877
                                               ---------     ---------
                                                  30,115        29,983
                                               ---------     ---------

   Merchandise inventories                        96,876        90,472
   Prepaid expenses and other current assets       8,310         9,825
                                               ---------     ---------
      Total current assets                       185,803       177,279
Long-term investments (fair value of
   $12,931 and $10,530, respectively)             13,065        10,550
Property and equipment, net                       93,552        92,413
Excess of cost over net assets of
   subsidiaries acquired, net                     65,877        65,731
Other intangible assets, net                      23,652        24,246
Other assets, net                                 19,531        20,489
                                               ---------     ---------
                                               $ 401,480     $ 390,708
                                               ---------     ---------
                                               ---------     ---------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
   Current maturities of long-term debt        $   1,167     $   2,053
   Accounts payable                               33,123        25,193
   Other current liabilities                      32,061        28,742
                                               ---------     ---------
      Total current liabilities                   66,351        55,988
Long-term debt, excluding current
   maturities                                    118,716       118,418
Other liabilities                                  3,501         3,820
                                               ---------     ---------
      Total liabilities                          188,568       178,226
                                               ---------     ---------






Stockholders' equity:
   Common stock, par value $.01 per
    share. Authorized 75,000,000
    shares; issued and outstanding
    27,269,598 shares and 27,270,124
    shares, respectively                             273           273
   Additional paid-in capital                     80,186        80,302
   Retained earnings                             132,453       131,907
                                               ---------     ---------
      Total stockholders' equity                 212,912       212,482
                                               ---------     ---------
                                               $ 401,480     $ 390,708
                                               ---------     ---------
                                               ---------     ---------

    See accompanying notes to the consolidated financial statements.

            DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                  Consolidated Statements of Earnings
                              (Unaudited)


                                                    Quarter Ended
                                               ------------------------
                                                April 28,     April 30,
                                                  1996          1995
                                               ----------    ----------
                                                (in thousands, except
                                                  earnings per share)


Net Sales                                      $ 117,979     $ 109,348
Cost of sales                                     67,178        63,187
                                               ----------    ----------
   Gross profit                                   50,801        46,161

Advertising, storage and other
   operating income                                  969         1,260
                                               ----------    ----------
                                                  51,770        47,421

Selling, general and
   administrative expenses                        46,881        43,725
                                               ----------    ----------

   Operating income                                4,889         3,696

Other income (expense):
   Interest income                                   658           652
   Interest expense                               (2,127)       (2,184)
   Other, net                                         44           162
                                               ----------    ----------
                                                  (1,425)       (1,370)
                                               ----------    ----------

Earnings before income taxes                       3,464         2,326

Income taxes                                       1,282           860
                                               ----------    ----------

   Net earnings                                $   2,182     $   1,466
                                               ----------    ----------
                                               ----------    ----------

Earnings per share                             $    0.08     $    0.05
                                               ----------    ----------
                                               ----------    ----------

Weighted average number
of shares outstanding                             27,269        27,244
                                               ----------    ----------
                                               ----------    ----------

    See accompanying notes to the consolidated financial statements.

                   DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                   Consolidated Statement of Stockholders' Equity
                            Quarter Ended April 28, 1996
                             (in thousands, unaudited)


                              Common stock    Additional                 Total
                             ---------------   paid-in     Retained   stockholders'
                             Shares   Amount   capital     earnings      equity
                             -------  ------  ----------   ---------  -------------

Balance at January 28, 1996  27,270     $273   $80,302     $131,907     $212,482

Dividends ($0.06 per share)      --       --        --       (1,636)      (1,636)

Other                            (4)      --      (160)          --         (160)

Exercise of
 common stock options             4       --        44           --           44

Net earnings                     --       --        --        2,182        2,182
                             -------  ------  ----------   ---------  -------------

Balance at April 28, 1996    27,270     $273   $80,186     $132,453     $212,912
                             -------  ------  ----------   ---------  -------------
                             -------  ------  ----------   ---------  -------------

    See accompanying notes to the consolidated financial statements.

             DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                              (Unaudited)

                                                    Quarter Ended
                                                ----------------------
                                                April 28,    April 30,
                                                  1996         1995
                                                ---------    ---------
                                                    (in thousands)
Cash flows from operating activities:
  Net earnings                                  $  2,182     $  1,466
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
   Depreciation and amortization of
    property and equipment                         2,107        1,970
   Other amortization                              1,554        1,422
   Provision for deferred income taxes               275        1,169
   Changes in operating assets and
    liabilities:
     Accounts receivable                            (582)          76
     Merchandise inventories                      (4,594)      (1,926)
     Prepaid expenses and other current
      assets                                        (347)      (1,581)
     Accrued restructuring expenses                 (810)      (1,266)
     Accounts payable                              7,930        5,523
     Other current liabilities                     3,777       (1,095)
   Other                                            (287)         (10)
                                                ---------    ---------
    Net cash provided by operating
     activities                                   11,205        5,748
                                                ---------    ---------
Cash flows from investing activities:
  Purchases of investments                        (3,263)      (3,750)
  Maturities of investments                        4,730        1,554
  Additions to property and equipment             (3,334)      (2,800)
  Other                                              235         (951)
                                                ---------    ---------
    Net cash used in investing
     activities                                   (1,632)      (5,947)
                                                ---------    ---------
Cash flows from financing activities:
  Payment of borrowings                           (1,145)      (1,138)
  Dividends paid                                  (1,363)      (1,362)
  Other                                              493          334
                                                ---------    ---------
    Net cash used in financing
     activities                                   (2,015)      (2,166)
                                                ---------    ---------
Net increase (decrease) in cash and
 cash equivalents                                  7,558       (2,365)
Cash and cash equivalents at beginning
 of period                                        34,252       31,353
                                                ---------    ---------
Cash and cash equivalents at end of
 period                                         $ 41,810     $ 28,988
                                                ---------    ---------
                                                ---------    ---------
    See accompanying notes to the consolidated financial statements.

             DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                              (Unaudited)


(1)  Consolidated Financial Statements

     The consolidated financial statements included herein do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by the Company, refer to the notes to consolidated financial statements set forth in the Company's annual report for the year ended January 28, 1996.

     In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

     The results of operations for the quarter ended April 28, 1996 are not necessarily indicative of the operating results to be expected for the full year.

     The balance sheet at January 28, 1996 has been derived from the audited financial statements of the Company at that date.

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

(4)  Foreign Exchange Forward Contracts

     The only financial derivatives used by the Company are foreign exchange forward contracts. The Company had approximately $17,530,000 of foreign exchange forward contracts outstanding at April 28, 1996 to purchase British pounds, French francs, Deutsche marks and Swiss francs. The contracts outstanding at April 28, 1996 mature at various dates in fiscal 1997. The fair values of these contracts were $17,085,000 as of April 28, 1996. Fair values were estimated by obtaining quotes from banks assuming all contracts were purchased on April 28, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
- - ---------------------

     Net earnings for the quarter ended April 28, 1996 were $2,182,000, or $0.08 per share, an increase of $716,000 or 49% from $1,466,000, or $0.05 per share, for the quarter ended April 30, 1995. The increase was due primarily to a significant increase in the Southern and Northern Border Division's net earnings. The Southern Border Division's net earnings increased significantly from the prior year due to a 15.1% increase in net sales and an increase in gross profit margins while selling, general and administrative expenses were relatively the same as the prior year. The net sales and gross profit margin increases were in comparison to the Division's fiscal 1996 first quarter results which were significantly affected by the Mexican peso devaluation in December 1994. The Northern Border Division's net earnings also increased significantly from the prior year due primarily to a 9.1% increase in comparable sales of duty free merchandise (excluding sales from two stores purchased in July 1995), which have significantly higher gross profit margins than retail and gas sales, while selling, general and administrative expenses decreased by approximately $100,000 from the prior year when the selling, general and administrative expenses of the stores purchased in July 1995 are excluded from the current year. The comparable duty free sales increase was due primarily to an increase in the average amount of duty free merchandise purchased from the Division as a result of the Division's employee sales training programs and other marketing efforts. The above was partially offset by the continued decrease in Canadian traffic across the United States/Canada border when compared to the prior year and a decrease in retail and gas sales.

Below are significant variances by income statement line item.

Net Sales
- - ---------

     The following table sets forth, for the periods indicated, the net sales and the percentage of total net sales for each of the Company's divisions and the period to period change in such sales:

                           Quarter Ended
               --------------------------------------    Increase/(Decrease)
               (in thousands, except for percentages)      Quarter Ended
Divisional                                               April 28, 1996 vs.
Net Sales       April 28, 1996        April 30, 1995       April 30, 1995
- - -------------  ----------------      ----------------   --------------------
Border:
  Southern     $ 23,334   19.8%      $ 20,269   18.5%   $  3,065      15.1 %
  Northern       16,142   13.7         14,424   13.2       1,718      11.9 %
Inflight         39,855   33.8         37,815   34.6       2,040       5.4 %
Airport          26,218   22.2         23,283   21.3       2,935      12.6 %
Diplomatic
and Wholesale    12,430   10.5         13,557   12.4      (1,127)     (8.3)%
               --------  ------      --------  ------   ---------
               $117,979  100.0%      $109,348  100.0%   $  8,631       7.9 %
               --------  ------      --------  ------   ---------
               --------  ------      --------  ------   ---------

The SOUTHERN BORDER DIVISION'S net sales increased by 15.1% due primarily to the Division's fiscal 1996 first quarter net sales being significantly affected by the Mexican peso devaluation in December 1994. The NORTHERN BORDER DIVISION'S net sales increased by 11.9% due primarily to the purchase of two stores in July 1995, and a 9.1% increase in comparable sales of duty free merchandise resulting from the Division's employee sales training programs and other marketing efforts. The above was partially offset by the continued decrease in Canadian traffic across the United States/Canada border and a decrease in retail and gas sales. The INFLIGHT DIVISION'S net sales increased by 5.4% due primarily to an increase in airline concession sales, including the new concession contract with Air Canada, partially offset by a decrease in wholesale sales to airlines including Air Canada. Air Canada was a wholesale customer of the Inflight Division before Inflight was awarded their concession contract. The Airport Division's net sales increased by 12.6% due primarily to new store openings in fiscal 1996 and 1997. DIPLOMATIC AND WHOLESALE DIVISION net sales, excluding net sales of the two locations sold in fiscal 1996 as part of the restructuring plan, increased by 1.2%

Cost of Sales and Gross Profit
- - ------------------------------

     Gross profit, as a percentage of net sales, increased to 43.1% in the first quarter of fiscal 1997 from 42.2% for the same period in the prior year. The increase was due primarily to an increase in the Southern and Northern Border Division's gross profit margins in the current year when compared to the prior year. The increase in the Southern Border Division's gross profit margins was due primarily to the Division reducing prices in the first quarter of the prior year due to the peso devaluation in December 1994. Sales prices and gross profit margins increased to more normal levels in the second quarter of fiscal 1996. The Northern Border Division's gross profit margins increased from the prior year due to a significant increase in duty free sales and a decrease in retail and gas sales. Duty free sales have significantly higher gross profit margins than retail and gas sales.

Advertising, Storage and Other Operating Income
- - -----------------------------------------------

     Advertising, storage and other operating income decreased by $291,000 due primarily to a reduction in certain vendor advertising programs, and a decrease in storage income as a result of the Company reducing the warehouse space allocated to storing the merchandise of other companies.

Selling, General, and Administrative Expenses
- - ---------------------------------------------

     Selling, general and administrative expenses, as a percentage of net sales, decreased to 39.7% in the first quarter of fiscal 1997 from 40.0% in the first quarter of fiscal 1996. The decrease was due primarily to an increase in net sales without a corresponding percentage increase in payroll and related expenses. The above was partially offset by an increase in commission expenses paid to airlines resulting from an increase in the Inflight Division's concession sales, and an increase in base rent and rent based on sales resulting from an increase in the Airport and Northern Border Division's net sales and store openings.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

     Net cash provided by operating activities was $11,205,000 for the quarter ended April 28, 1996. Working capital was $119,452,000 as of April 28, 1996. The Company believes its existing funds, cash provided by operating activities and available borrowings will be sufficient to meet its current liquidity and capital requirements.

REGULATION AND ECONOMIC FACTORS AFFECTING THE DUTY FREE INDUSTRY
- - ----------------------------------------------------------------

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

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings.

     In GUERRA, ET AL. V. DUTY FREE INTERNATIONAL, INC., AND GOLDMAN, SACHS & CO. (285th Judicial District, Bexar County, Texas), the District Court, after a hearing on the plaintiffs' motion to reconsider the November 17, 1994 order abating and staying the plaintiffs' action, dismissed the action in an order dated May 7, 1996. The Plaintiffs have since filed a notice of appeal from this order.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule.

     (b) The Company did not file a Current Report on Form 8-K during the quarter ended April 28, 1996.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DUTY FREE INTERNATIONAL, INC.





Date:  June 6, 1996                        /s/ Gerald F. Egan
      --------------                      -----------------------------
                                          Gerald F. Egan
                                          Vice President-Finance and
                                          Chief Financial Officer