Form 10-Q
period 1996-07-28
DUTY FREE INTERNATIONAL INC
filed 1996-09-10
CIK 820756

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-Q

          Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the quarter ended July 28, 1996         Commission File No. 1-10952
                      -------------                             -------

                        DUTY FREE INTERNATIONAL, INC.
- -----------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

            Maryland                                   52-1292246
- -------------------------------                  ----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


              63 Copps Hill Road, Ridgefield, Connecticut
              -------------------------------------------
               (Address of principal executive offices)

                                06877
                             ------------
                              (Zip Code)

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

                            YES   X    NO
                                -----     -----

At August 23, 1996, 27,282,298 shares of $.01 par value common stock of the registrant were outstanding.




















                     DUTY FREE INTERNATIONAL, INC.
                             July 28, 1996


                                 INDEX


Part I.  Financial Information                                   Page
- ------------------------------                                   ----

Item 1.  Financial Statements

     Consolidated Balance Sheets as of                              3
     July 28, 1996 (unaudited) and
     January 28, 1996

     Consolidated Statements of Earnings                            4
     (unaudited) for the three and six months ended July 28, 1996 and July 30, 1995

     Consolidated Statement of Stockholders'                        5
     Equity (unaudited) for the six months
     ended July 28, 1996

     Consolidated Statements of Cash Flows                          6
     (unaudited) for the six months
     ended July 28, 1996 and July 30, 1995

     Notes to Consolidated Financial                                7
     Statements (unaudited)

Item 2.  Management's Discussion and Analysis                  8 - 11
         of Financial Condition and Results of
         Operations


Part II.  Other Information
- ---------------------------

Item 1.  Legal Proceedings                                         12

Item 4.  Submission of Matters to a Vote                           12
         of Security Holders

Item 6.  Exhibits and Reports on Form 8-K                          12

Signature                                                          13


















PART  I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

             DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                             (in thousands)

                                                July 28,     January 28,
                                                  1996          1996
                                               -----------   -----------
                                               (unaudited)    (note 1)
     Assets
     ------

Current assets:
   Cash and cash equivalents                   $  36,474       $  34,252
   Short-term investments (fair value of
   $9,298 and $12,784, respectively)               9,234          12,747
   Receivables:
    Trade receivables, less allowance
    for doubtful accounts of $743 and
    $735, respectively                            21,389          20,106
    Other                                         13,767           9,877
                                               ---------       ---------
                                                  35,156          29,983
                                               ---------       ---------

   Merchandise inventories                       114,385          90,472
   Prepaid expenses and other current assets       8,123           9,825
                                               ---------       ---------
      Total current assets                       203,372         177,279
Long-term investments (fair value of
   $13,842 and $10,530, respectively)             13,910          10,550
Property and equipment, net                       94,791          92,413
Excess of cost over net assets of
   subsidiaries acquired, net                     65,288          65,731
Other intangible assets, net                      22,891          24,246
Other assets, net                                 19,418          20,489
                                               ---------       ---------
                                               $ 419,670       $ 390,708
                                               =========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
   Current maturities of long-term debt        $   1,095       $   2,053
   Accounts payable                               47,111          25,193
   Other current liabilities                      32,376          28,742
                                               ---------       ---------

      Total current liabilities                   80,582          55,988
Long-term debt, excluding current
   maturities                                    117,765         118,418
Other liabilities                                  3,934           3,820
                                               ---------       ---------
      Total liabilities                          202,281         178,226
                                               ---------       ---------



Stockholders' equity:
   Common stock, par value $.01 per
    share. Authorized 75,000,000
    shares; issued and outstanding
    27,280,098 shares and 27,270,124
    shares, respectively                             273             273
   Additional paid-in capital                     80,268          80,302
   Foreign currency translation adjustments           11             ---
   Retained earnings                             136,837         131,907
                                               ---------       ---------
      Total stockholders' equity                 217,389         212,482
                                               ---------       ---------
                                               $ 419,670       $ 390,708
                                               =========       =========

    See accompanying notes to the consolidated financial statements.

             DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                  Consolidated Statements of Earnings
                              (Unaudited)


                               Three Months Ended            Six Months Ended
                             -----------------------      -----------------------
                              July 28,     July 30,        July 28,     July 30,
                                1996         1995            1996         1995
                             ----------   ----------      ----------   ----------
                                  (in thousands, except earnings per share)

Net Sales                    $ 140,754    $ 130,359       $ 258,733    $ 239,707
Cost of sales                   77,778       74,018         144,956      137,205
                             ----------   ----------      ----------   ----------
  Gross profit                  62,976       56,341         113,777      102,502

Advertising, storage and
  other operating income           982        1,141           1,951        2,401
                             ----------   ----------      ----------   ----------
                                63,958       57,482         115,728      104,903

Selling, general and
  administrative expenses       53,178       48,925         100,059       92,650
                             ----------   ----------      ----------   ----------

  Operating income              10,780        8,557          15,669       12,253

Other income (expense):
  Interest income                  541          590           1,199        1,242
  Interest expense              (2,115)      (2,167)         (4,242)      (4,351)
  Other, net                       333          189             377          351
                             ----------   ----------      ----------   ----------
                                (1,241)      (1,388)         (2,666)      (2,758)
                             ----------   ----------      ----------   ----------

Earnings before
  income taxes                   9,539        7,169          13,003        9,495

Income taxes                     3,530        2,653           4,812        3,513
                             ----------   ----------      ----------   ----------

  Net earnings               $   6,009    $   4,516       $   8,191    $   5,982
                             ==========   ==========      ==========   ==========

Earnings per share           $    0.22    $    0.17       $    0.30    $    0.22
                             ==========   ==========      ==========   ==========

Weighted average number
  of shares outstanding         27,275       27,244          27,272       27,244
                             ==========   ==========      ==========   ==========

    See accompanying notes to the consolidated financial statements.

                   DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                   Consolidated Statement of Stockholders' Equity
                           Six Months Ended July 28, 1996
                             (in thousands, unaudited)

                                                 Foreign
                     Common Stock    Additional  currency                 Total
                    ---------------   paid-in    translation  Retained stockholders'
                    Shares   Amount   capital    adjustments  earnings    equity
                    ------   ------  ----------  -----------  -------- -------------

Balance at
 January 28, 1996   27,270    $273    $80,302     $     --    $131,907   $212,482

Dividends
 ($0.12 per share)      --      --         --           --      (3,261)    (3,261)

Change in foreign
 currency translation
 adjustments            --      --         --           11          --         11

Other                   (4)     --       (160)          --          --       (160)

Exercise of common
 stock options          14      --        126           --          --        126

Net earnings            --      --         --           --       8,191      8,191
                    ------    ----    -------     --------    --------   --------
Balance at
 July 28, 1996      27,280    $273    $80,268     $     11    $136,837   $217,389
                    ======    ====    =======     ========    ========   ========

    See accompanying notes to the consolidated financial statements.

             DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                              (Unaudited)
                                                   Six Months Ended
                                                ----------------------
                                                July 28,     July 30,
                                                  1996         1995
                                                ---------    ---------
                                                    (in thousands)
Cash flows from operating activities:
  Net earnings                                  $  8,191     $  5,982
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
   Depreciation and amortization of
    property and equipment                         4,204        3,993
   Other amortization                              3,070        2,836
   Provision for deferred income taxes               550        1,550
   Changes in operating assets and
    liabilities:
     Accounts receivable                          (5,624)      (2,695)
     Merchandise inventories                     (22,103)      (6,451)
     Prepaid expenses and other current
      assets                                        (208)        (899)
     Accrued restructuring expenses                 (867)      (1,624)
     Accounts payable                             21,918        8,429
     Other current liabilities                     4,380         (280)
   Other                                            (580)         (35)
                                                ---------    ---------
    Net cash provided by operating
     activities                                   12,931       10,806
                                                ---------    ---------
Cash flows from investing activities:
  Purchases of investments                        (8,608)      (4,700)
  Maturities of investments                        8,761       17,375
  Additions to property and equipment             (6,678)      (6,449)
  Acquisitions of businesses,
   net of cash acquired                              ---       (5,050)
  Other                                               23       (1,230)
                                                ---------    ---------
    Net cash used in investing
     activities                                   (6,502)         (54)
                                                ---------    ---------
Cash flows from financing activities:
  Payment of borrowings                           (2,241)      (2,407)
  Dividends paid                                  (2,999)      (2,722)
  Other                                            1,033          401
                                                ---------    ---------
    Net cash used in financing
     activities                                   (4,207)      (4,728)
                                                ---------    ---------
Net increase in cash and
 cash equivalents                                  2,222        6,024
Cash and cash equivalents at beginning
 of period                                        34,252       31,353
                                                ---------    ---------
Cash and cash equivalents at end of
 period                                         $ 36,474     $ 37,377
                                                =========    =========
    See accompanying notes to the consolidated financial statements.
/TABLE

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

     The results of operations for the periods ended July 28, 1996 are not necessarily indicative of the operating results to be expected for the full year.

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

(4)  Foreign Exchange Forward Contracts

     The only financial derivatives used by the Company are foreign exchange forward contracts. The Company had approximately $15,414,000 of foreign exchange forward contracts outstanding at July 28, 1996 to purchase British pounds and Swiss francs. The contracts outstanding at July 28, 1996 mature at various dates in fiscal 1997. The fair values of these contracts were $15,621,000 as of July 28, 1996. Fair values were estimated by obtaining quotes from banks assuming all contracts were purchased on July 28, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS
- ---------------------

     Net earnings for the three months ended July 28, 1996 were $6,009,000, or $0.22 per share, an increase of $1,493,000 or 33% from
$4,516,000, or $0.17 per share, for the three months ended July 30, 1995. Net earnings for the six months ended July 28, 1996 were $8,191,000, or $0.30 per share, an increase of $2,209,000 or 37% from
$5,982,000, or $0.22 per share, for the six months ended July 30, 1995. The increases for both periods were due to the following:

* The Southern Border Division's net earnings increased significantly for both periods due to sales increases of 12.7% and 13.8% for the three and six months ended July 28, 1996, respectively, and an increase in gross profit margins for both periods. The net sales and gross profit margin increases were in comparison to the Division's fiscal 1996 first half results which were significantly affected by the Mexican peso devaluation in December 1994. The Division's selling, general and administrative expenses remained basically the same as the prior year for both periods.

* The Northern Border Division's net earnings increased for both periods due primarily to an increase in sales of higher margin duty free merchandise. The duty free sales increases were due primarily to the Company purchasing two duty free stores in July 1995, and an increase in the average amount of duty free merchandise purchased from the Division as a result of the Division's sales training programs and other marketing efforts. The above was partially offset by the continued decrease in Canadian traffic across the United States/Canada border when compared to the prior year and a decrease in lower margin retail and gas sales.

* The Airport Division's net earnings increased for both periods due primarily to a significant decrease in payroll and related expenses, as a percent of sales, and new airport locations in Chicago, Philadelphia, Boston and New York.

* The Diplomatic and Wholesale Division's net earnings also increased for both periods due primarily to a decrease in selling, general and administrative expenses, as a percentage of sales, resulting from a decrease in payroll and related expenses and the closing of the Company's Seattle, Washington location in fiscal 1996.

Below are explanations of significant variances by income statement line item.


Net Sales
- ---------

     The following table sets forth, for the periods indicated, the net sales and the percentage of total net sales for each of the Company's divisions and the period to period change in such sales:

                        Three Months Ended
               --------------------------------------    Increase/(Decrease)
               (in thousands, except for percentages)    Three Months Ended
Divisional                                                July 28, 1996 vs.
Net Sales       July 28, 1996         July 30, 1995         July 30, 1995
- -------------  ----------------      ----------------   --------------------

Border:
  Southern     $ 25,584   18.2%      $ 22,707   17.4%   $  2,877      12.7 %
  Northern       23,792   16.9         22,560   17.3       1,232       5.5 %

Inflight         47,923   34.0         44,924   34.5       2,999       6.7 %

Airport          30,594   21.7         26,307   20.2       4,287      16.3 %

Diplomatic
and Wholesale    12,861    9.2         13,861   10.6      (1,000)     (7.2)%
               --------  ------      --------  ------   ---------

               $140,754  100.0%      $130,359  100.0%   $ 10,395       8.0 %
               ========  ======      ========  ======   =========



                          Six Months Ended
               --------------------------------------    Increase/(Decrease)
               (in thousands, except for percentages)     Six Months Ended
Divisional                                                July 28, 1996 vs.
Net Sales       July 28, 1996         July 30, 1995         July 30, 1995
- -------------  ----------------      ----------------   --------------------
Border:
  Southern     $ 48,918   18.9%      $ 42,976   17.9%   $  5,942      13.8 %
  Northern       39,934   15.4         36,984   15.4       2,950       8.0 %

Inflight         87,778   33.9         82,739   34.6       5,039       6.1 %

Airport          56,812   22.0         49,590   20.7       7,222      14.6 %

Diplomatic
and Wholesale    25,291    9.8         27,418   11.4      (2,127)     (7.8)%
               --------  ------      --------  ------   ---------

               $258,733  100.0%      $239,707  100.0%   $ 19,026       7.9 %
               ========  ======      ========  ======   =========

The SOUTHERN BORDER DIVISION'S net sales increased by 12.7% and 13.8% for the three and six months ended July 28, 1996, respectively, when compared to the same periods in the prior year. The increases were due primarily to the significant negative affects of the peso devaluation in December 1994 on the Division's fiscal 1996 results. The NORTHERN BORDER DIVISION'S net sales increased by 5.5% and 8.0% for the three and six months ended July 28, 1996 respectively. The increases were due primarily to the purchase of two stores in July 1995, and an increase in the average amount spent per transaction by customers in the current year resulting from the Division's sales training programs and other marketing efforts. The above was partially offset by the continued decrease in Canadian traffic across the United States/Canada border and a decrease in retail and gas sales. The INFLIGHT DIVISION'S net sales increased by 6.7% and 6.1% for the three and six months ended July 28, 1996, respectively, due primarily to sales from new airline concession contracts (Air Canada, Canadian International). The above was partially offset by a decrease in wholesale sales to airlines, including Air Canada and Canadian International, and a decrease in amenity kit sales. Air Canada and Canadian International were wholesale customers of the Inflight Division before Inflight was awarded their concession contracts. The AIRPORT DIVISION'S net sales increased by 16.3% and 14.6% for the three and six months ended July 28, 1996, respectively, due primarily to new store openings in fiscal 1996 and 1997. DIPLOMATIC AND WHOLESALE DIVISION net sales, excluding net sales of the two locations sold in fiscal 1996 as part of the restructuring plan, increased by 6.2% and 3.7% for the three and six months ended July 28, 1996, respectively. The increases were due primarily to an increase in sales to cruise ships partially offset by decreases in low margin wholesale sales.

Cost of Sales and Gross Profit
- ------------------------------

     Gross profit, as a percentage of net sales, increased to 44.7% for the three months ended July 28, 1996 from 43.2% for the same period in the prior year. Gross profit, as a percentage of net sales, increased to 44.0% for the six months ended July 28, 1996 from 42.8% for the same period in the prior year. The increases for both periods were due primarily to an increase in the Airport, Inflight and Northern Border Division's duty free sales, all of which have gross profit margins higher than the Company's average gross profit margin, and a decrease in lower margin wholesale, gas, retail and amenity kit sales, all of which have gross profit margins lower than the Company's average gross profit margin. The above was partially offset by an increase in the Southern Border Division's sales as a percentage of the Company's total sales. The Southern Border Division has gross profit margins that are lower than the Company's average gross profit margin.

Advertising, Storage and Other Operating Income
- -----------------------------------------------

     Advertising, storage and other operating income decreased by $159,000 and $450,000 for the three and six months ended July 28, 1996, respectively, when compared to the same periods in the prior year. The decreases were due primarily to a reduction in certain vendor advertising programs, and a decrease in storage income as a result of the Company reducing the warehouse space allocated to storing the merchandise of certain suppliers to the duty free industry.

Selling, General, and Administrative Expenses
- ---------------------------------------------

     Selling, general and administrative expenses, as a percentage of net sales, increased to 37.8% for the three months ended July 28, 1996 from 37.5% for the same period in the prior year. Selling, general and administrative expenses, as a percentage of net sales, was 38.7% for both the six months ended July 28, 1996 and the six months ended July 30, 1995. A decrease in payroll and related expenses, as a percentage of net sales, during the current year was offset by an increase in commission expenses paid to airlines resulting from an increase in the Inflight Division's concession sales, and an increase in base rent and rent based on sales resulting from increases in the Airport and Northern Border Division's net sales and from new store openings in these two divisions.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Net cash provided by operating activities was $12,931,000 for the six months ended July 28, 1996. The Company had $59,618,000 of cash and short-and long-term investments as of July 28, 1996. Working capital was $122,790,000 as of July 28, 1996. There were no borrowings under the Company's $75,000,000 revolving line of credit and letter of credit facility as of July 28, 1996. The Company believes its existing funds, cash provided by operating activities and available borrowings will be sufficient to meet its current liquidity and capital requirements.

REGULATION AND ECONOMIC FACTORS AFFECTING THE DUTY FREE INDUSTRY
- ----------------------------------------------------------------

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          The United States Customs Service was investigating the operations of a subsidiary's bonded warehouse in Seattle, Washington. Without any admission of wrongdoing by the Company's subsidiary, this matter has been settled upon the payment of $135,298 to the United States Customs Service.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The following are the results of the balloting at the Registrant's Annual Meeting of Stockholders held on May 23, 1996:

                                          NO. OF SHARES
                                    -----------------------
ELECTION OF CLASS A DIRECTORS          FOR         WITHHELD
- -----------------------------       ----------     --------
David H. Bernstein                  22,938,171      157,272
John A. Couri                       22,937,890      157,553
Heribert Diehl                      22,938,291      157,152

                                          NO. OF SHARES
                                    -----------------------
ELECTION OF CLASS C DIRECTOR           FOR         WITHHELD
- ----------------------------        ----------     --------
Stephen M. Waters                   22,935,001      160,442

RATIFICATION OF APPOINTMENT                  NO. OF SHARES
OF KPMG PEAT MARWICK LLP AS         ------------------------------
THE REGISTRANTS'S INDEPENDENT          FOR       AGAINST   ABSTAIN
AUDITORS                            ----------   -------   -------
                                    23,035,274    35,279    24,890

                                              NO. OF SHARES
STOCKHOLDER PROPOSAL TO             --------------------------------
ELIMINATE ELECTION OF                 FOR        AGAINST     ABSTAIN
DIRECTORS BY CLASS                  ---------   ----------   -------
                                    7,110,217   12,951,731    83,731

STOCKHOLDER PROPOSAL                          NO. OF SHARES
THAT THE BOARD BE COMPRISED         --------------------------------
OF A MAJORITY OF                       FOR       AGAINST     ABSTAIN
INDEPENDENT DIRECTORS               ---------   ----------   -------
                                    3,444,937   16,449,611   245,931

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule.

     (b) The Company did not file a Current Report on Form 8-K during the three months ended July 28, 1996.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DUTY FREE INTERNATIONAL, INC.





Date:  September 6, 1996                   /s/ Gerald F. Egan
      --------------------                -----------------------------
                                          Gerald F. Egan
                                          Vice President-Finance and
                                          Chief Financial Officer