Form 10-Q
period 1996-10-27
DUTY FREE INTERNATIONAL INC
filed 1996-12-09
CIK 820756

FORM 10-Q
                                                                    Page 1 of 12


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the quarter ended October 27, 1996       Commission File No. 1-10952


                          DUTY FREE INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Maryland                                 52-1292246
-------------------------------                  -------------------
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

                             YES X   NO
                                ---

At November 27, 1996, 27,291,775 shares of $.01 par value common stock of the registrant were outstanding.


                           Exhibit on Page 12
                              Page 1 of 12

                                                                       FORM 10-Q
                                                                    Page 2 of 12


                          DUTY FREE INTERNATIONAL, INC.
                                October 27, 1996


                                      INDEX


Part I.  Financial Information                                   Page

Item 1.  Financial Statements

     Consolidated Balance Sheets as of                              3
     October 27, 1996 (unaudited) and
     January 28, 1996

     Consolidated Statements of Earnings                            4
     (unaudited) for the three and nine months ended October 27, 1996 and October 29, 1995

     Consolidated Statement of Stockholders'                        5
     Equity (unaudited) for the nine months
     ended October 27, 1996

     Consolidated Statements of Cash Flows                          6
     (unaudited) for the nine months
     ended October 27, 1996 and October 29, 1995

     Notes to Consolidated Financial                                7
     Statements (unaudited)

Item 2.  Management's Discussion and Analysis                  8 - 11
         of Financial Condition and Results of
         Operations


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                          11

Signature                                                          11

                                                                       FORM 10-Q
                                                                    Page 3 of 12

PART  I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

                 DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                October 27,  January 28,
                                                  1996          1996
                                                -----------  -----------
                                               (unaudited)    (note 1)
     Assets

Current assets:
   Cash and cash equivalents                   $  38,677       $ 36,228
   Short-term investments (fair value of
   $10,069 and $12,784, respectively)             10,073         12,747
   Receivables:
    Trade receivables, less allowance
    for doubtful accounts of $738 and
    $735, respectively                            22,146         20,106
    Other                                          9,540          7,901
                                               ---------       --------
                                                  31,686         28,007
                                               ---------       --------
   Merchandise inventories                       132,431         90,472
   Prepaid expenses and other current assets       9,225          9,825
                                               ---------       --------
      Total current assets                       222,092        177,279
Long-term investments (fair value of
   $11,525 and $10,530, respectively)             11,533         10,550
Property and equipment, net                       95,811         92,413
Excess of cost over net assets of
   subsidiaries acquired, net                     64,723         65,731
Other intangible assets, net                      22,128         24,246
Other assets, net                                 18,867         20,489
                                               ---------       --------
                                               $ 435,154       $390,708
                                               =========       ========

     Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of long-term debt        $   1,093       $  2,053
   Accounts payable                               45,555         25,193
   Other current liabilities                      41,675         28,742
                                               ---------       --------
      Total current liabilities                   88,323         55,988
Long-term debt, excluding current
   maturities                                    117,753        118,418
Other liabilities                                  5,672          3,820
                                               ---------       --------
      Total liabilities                          211,748        178,226
                                               ---------       --------
Stockholders' equity:
   Common stock, par value $.01 per
    share. Authorized 75,000,000
    shares; issued and outstanding
    27,288,707 shares and 27,270,124
    shares, respectively                             273            273
   Additional paid-in capital                     80,334         80,302
   Foreign currency translation adjustments           61            ---
   Retained earnings                             142,738        131,907
                                               ---------       --------
      Total stockholders' equity                 223,406        212,482
                                               ---------       --------
                                               $ 435,154       $390,708
                                               =========       ========


    See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q
                                                                    Page 4 of 12

                 DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                                   (unaudited)


                               Three Months Ended          Nine Months Ended
                            ------------------------    -----------------------
                            October 27,  October 29,    October 27,  October 29,
                                1996         1995          1996         1995
                            -----------  -----------    -----------   ---------
                                  (in thousands, except earnings per share)

Net Sales                    $ 158,662    $ 145,181       $ 417,395    $ 384,888
Cost of sales                   87,457       83,083         232,413      220,288
                             ----------   ----------      ----------   ---------
  Gross profit                  71,205       62,098         184,982      164,600

Advertising, storage and
  other operating income         1,010        1,065           2,961        3,466
                             ----------   ----------      ----------   ---------
                                72,215       63,163         187,943      168,066

Selling, general and
  administrative expenses       58,871       52,630         158,930      145,280
                             ----------   ----------      ----------   ---------

  Operating income              13,344       10,533          29,013       22,786

Other income (expense):
  Interest income                  552          649           1,751        1,891
  Interest expense              (2,107)      (2,175)         (6,349)     (6,526)
  Other, net                       177           70             554          421
                             ----------   ----------      ----------   ---------
                                (1,378)      (1,456)         (4,044)     (4,214)
                             ----------   ----------      ----------   ---------

Earnings before
  income taxes                  11,966        9,077          24,969       18,572

Income taxes                     4,427        3,358           9,239        6,871
                             ----------   ----------      ----------   ---------

  Net earnings               $   7,539    $   5,719       $  15,730    $  11,701
                             ==========   ==========      ==========   =========

Earnings per share           $    0.28    $    0.21       $    0.58    $    0.43
                             ==========   ==========      ==========   =========

Weighted average number
  of shares outstanding         27,285       27,251          27,276       27,246
                             ==========   ==========      ==========   =========



        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q
                                                                    Page 5 of 12


                   DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                   Consolidated Statement of Stockholders' Equity
                       Nine Months Ended October 27, 1996
                            (in thousands, unaudited)

                                                 Foreign
                                     Additional  currency                 Total
                     Common stock     paid-in    translation  Retained stockholders'
                    ---------------
                    Shares   Amount   capital    adjustments  earnings    equity
                    ------   ------   -------    -----------  --------    ------


Balance at
 January 28, 1996   27,270    $273    $80,302     $     --    $131,907   $212,482

Dividends
 ($0.18 per share)      --      --         --           --      (4,899)    (4,899)

Change in foreign
 currency translation
 adjustments            --      --         --           61          --         61

Other                   (4)     --       (160)          --          --       (160)

Exercise of common
 stock options          23      --        192           --          --        192

Net earnings            --      --         --           --      15,730     15,730
                    ------    ----    -------     --------    --------   --------

Balance at
October 27, 1996    27,289    $273    $80,334     $     61    $142,738   $223,406
                    ======    ====    =======     ========    ========   ========


        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q
                                                                    Page 6 of 12


                 DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                  Nine Months Ended
                                                -----------------------
                                                October 27,  October 29,
                                                   1996         1995
                                                -----------  -----------
                                                              (note 1)
                                                    (in thousands)

Cash flows from operating activities:
  Net earnings                                  $ 15,730     $ 11,701
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
   Depreciation and amortization of
    property and equipment                         6,488        6,107
   Other amortization                              4,611        4,291
   Minority partners' interest in
    consolidated partnerships' income              1,978          808
   Provision for deferred income taxes               825        2,221
  Changes in operating assets and liabilities:
     Accounts receivable                          (4,130)        (818)
     Merchandise inventories                     (40,149)      (7,111)
     Prepaid expenses and other current
      assets                                        (967)         983
     Accrued restructuring expenses                 (885)      (2,174)
     Accounts payable                             20,362       13,949
     Income tax payable                            3,876        1,411
     Other current liabilities                     9,989        4,235
   Other                                            (749)         (16)
                                                ---------    ---------
    Net cash provided by operating
     activities                                   16,979       35,587
                                                ---------    --------

Cash flows from investing activities:
  Purchases of investments                        (8,608)     (24,858)
  Maturities of investments                       10,299       29,535
  Additions to property and equipment             (9,780)      (8,499)
  Acquisitions of businesses,
   net of cash acquired                              ---       (5,050)
  Other                                             (446)        (852)
                                                ---------    ---------
    Net cash used in investing
     activities                                   (8,535)      (9,724)
                                                ---------    ---------

Cash flows from financing activities:
  Payment of borrowings                           (2,266)      (3,460)
  Dividends paid                                  (4,636)      (4,087)
  Other                                              907         (181)
                                                ---------    ---------
    Net cash used in financing
     activities                                   (5,995)      (7,728)
                                                ---------    ---------
Net increase in cash and
 cash equivalents                                  2,449       18,135
Cash and cash equivalents at beginning
 of period                                        36,228       34,398
                                                ---------    --------
Cash and cash equivalents at end of
 period                                         $ 38,677     $ 52,533
                                                =========    ========


        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q
                                                                    Page 7 of 12


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

     The results of operations for the periods ended October 27, 1996 are not necessarily indicative of the operating results to be expected for the full year.

     The balance sheet at January 28, 1996 has been derived from the audited financial statements of the Company at that date.

       Certain amounts for the periods ended October 29, 1995 and January 28, 1996 have been reclassified to conform to the presentation for the period ended October 27, 1996.

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

(4)  Foreign Exchange Forward Contracts

     The only financial derivatives used by the Company are foreign exchange forward contracts. The Company had approximately $14,862,000 of foreign exchange forward contracts outstanding at October 27, 1996 to purchase British pounds, Swiss Francs, German Marks, and French Francs. The contracts outstanding at October 27, 1996 mature at various dates in fiscal 1997. The fair values of these contracts were $15,153,000 as of October 27, 1996. Fair values were estimated by obtaining quotes from banks assuming all contracts were purchased on October 27, 1996.

                                                                      FORM 10-Q
                                                                    Page 8 of 12

PART I.  FINANCIAL INFORMATION  (CONTINUED)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

     Net earnings for the three months ended October 27, 1996 were $7,539,000, or $0.28 per share, an increase of $1,820,000 or 32% from $5,719,000, or $0.21 per share, for the three months ended October 29, 1995. Net earnings for the nine months ended October 27, 1996 were $15,730,000, or $0.58 per share, an increase of $4,029,000 or 34% from $11,701,000, or $0.43 per share, for the nine months ended October 29, 1995. The increases for both periods were due primarily to increases in the Southern Border and Airport Division's net earnings. The Southern Border Division's net earnings increased for both periods due to sales increases of 12.5% and 13.3% for the three and nine months ended October 27, 1996, respectively. The Southern Border Division's net sales increases were in comparison to the Division's fiscal 1996 results which were significantly affected by the Mexican peso devaluation in December 1994 and its substantial negative affect on the Mexican economy during fiscal 1996. The Division's selling, general and administrative expenses increased by only 3.4% and 2.1% for the three and nine months ended October 27,1996, respectively when compared to the same periods in the prior year. The Airport Division's net earnings increased significantly for both periods due primarily to a decrease in payroll and related expenses, as a percent of sales, and new airport locations in New York, Chicago, Philadelphia, and Puerto Rico.

     Below are explanations of significant variances by income statement line item.


Net Sales

    The following table sets forth, for the periods indicated, the net sales and the percentage of total net sales for each of the Company's divisions and the period to period change in such sales:

                        Three Months Ended
               --------------------------------------       Increase/(Decrease)
               (in thousands, except for percentages)       Three Months Ended
Divisional                                                  October 27, 1996 vs.
Net Sales       October 27, 1996       October 29, 1995      October 29, 1995
-------------  -------------------    -------------------   -----------------

Border:
  Southern     $ 31,828   20.1%      $ 28,279   19.5%      $  3,549      12.5 %
  Northern       26,885   16.9%        26,532   18.3%           353       1.3 %

Inflight         53,069   33.4%        48,008   33.0%         5,061      10.5 %

Airport          34,103   21.5%        26,885   18.5%         7,218      26.8 %

Diplomatic
and Wholesale    12,777    8.1%        15,477   10.7%        (2,700)    (17.4)%
               --------  ------      --------  ------       --------

               $158,662  100.0%      $145,181  100.0%      $ 13,481       9.3 %
               ========  ======      ========  ======      =========

                                                                       FORM 10-Q
                                                                    Page 9 of 12


                         Nine Months Ended
               --------------------------------------     Increase/(Decrease)
               (in thousands, except for percentages)      Nine Months Ended
Divisional                                                October 27, 1996 vs.
Net Sales       October 27, 1996      October 29, 1995      October 29, 1995
-------------  -------------------   -------------------   -----------------

Border:
  Southern     $ 80,746   19.3%      $ 71,255   18.5%      $  9,491      13.3 %
  Northern       66,819   16.0%        63,516   16.5%         3,303       5.2 %

Inflight        140,847   33.7%       130,747   34.0%        10,100       7.7 %

Airport          90,915   21.8%        76,475   19.9%        14,440      18.9 %

Diplomatic
and Wholesale    38,068    9.2%        42,895   11.1%        (4,827)    (11.3)%
               --------  ------      --------  ------      ---------

               $417,395  100.0%      $384,888  100.0%      $ 32,507       8.4 %
               ========  ======      ========  ======      =========




The Southern Border Division's net sales increased by 12.5% and 13.3% for the three and nine months ended October 27, 1996, respectively, when compared to the same periods in the prior year. The increases were due primarily to the significant negative affects of the peso devaluation in December 1994 on the Division's fiscal 1996 results. The Northern Border Division's net sales increased by 1.3% and 5.2% for the three and nine months ended October 27, 1996 respectively. The increases were due primarily to the purchase of two stores in July 1995 which increased the Division's sales for the first half of the current year versus the same period in the prior year, and an increase in the average amount spent per transaction by customers for both periods in the current year resulting from the Division's sales training programs and other marketing efforts. The above was partially offset by the continued decrease in Canadian traffic across the United States/Canada border and a decrease in retail and gas sales. The Inflight Division's net sales increased by 10.5% and 7.7% for the three and nine months ended October 27, 1996, respectively, due primarily to sales from new airline concession contracts (Air Canada, Canadian International). The above was partially offset by a decrease in wholesale sales to airlines, including Air Canada and Canadian International. Air Canada and Canadian International were wholesale customers of the Inflight Division before Inflight was awarded their concession contracts. The Airport Division's net sales increased by 26.8% and 18.9% for the three and nine months ended October 27, 1996, respectively, due primarily to new store openings in fiscal 1996 and 1997. Diplomatic and Wholesale Division net sales, excluding net sales of the two locations sold in fiscal 1996 as part of the restructuring plan, decreased by 8.6% and 0.8% for the three and nine months ended October 27, 1996, respectively. The decreases were due primarily to the Company intentionally decreasing low margin wholesale sales which was partially offset by an increase in sales to cruise ships.

Cost of Sales and Gross Profit


     Gross profit, as a percentage of net sales, increased to 44.9% for the three months ended October 27, 1996 from 42.8% for the same period in the prior year. Gross profit, as a percentage of net sales, increased to 44.3% for the nine months ended October 27, 1996 from 42.8% for the same period in the prior year. The increases for both periods were due primarily to an increase in the Airport, Inflight and Northern Border Division's duty free sales, all of which have gross profit margins higher than the Company's average gross profit margin, and a

                                                                       FORM 10-Q
                                                                   Page 10 of 12

decrease in lower margin wholesale, gas and Northern Border retail sales, all of which have gross profit margins lower than the Company's average gross profit margin. The above was partially offset by an increase in the Southern Border Division's sales as a percentage of the Company's total sales. The Southern Border Division has gross profit margins that are lower than the Company's average gross profit margin.

Advertising, Storage and Other Operating Income

     Advertising, storage and other operating income decreased by $55,000 and $505,000 for the three and nine months ended October 27, 1996, respectively, when compared to the same periods in the prior year. The decreases were due primarily to a reduction in certain vendor advertising programs, and a decrease in storage income as a result of the Company reducing the warehouse space allocated to storing the merchandise of certain suppliers to the duty free industry.

Selling, General, and Administrative Expenses


     Selling, general and administrative expenses, as a percentage of net sales, increased to 37.1% for the three months ended October 27, 1996 from 36.3% for the same period in the prior year. Selling, general and administrative expenses, as a percentage of net sales, increased to 38.1% for the nine month period ended October 27, 1996 from 37.7% for the same period in the prior year. A decrease in payroll and related expenses, as a percentage of net sales, during the current year was offset by an increase in commission expenses paid to airlines resulting from an increase in the Inflight Division's concession sales, an increase in base rent and rent based on sales due to store openings in fiscal 1996 and fiscal 1997, and an increase in the Northern and Southern Border Division's advertising and promotion expenses.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $16,979,000 for the nine months ended October 27, 1996. The Company had $60,283,000 of cash and short-and long-term investments as of October 27, 1996. Working capital was $133,769,000 as of October 27, 1996. There were no borrowings under the Company's $75,000,000 revolving line of credit facility as of October 27, 1996. The Company believes its existing funds, cash provided by operating activities and available borrowings will be sufficient to meet its current liquidity and capital requirements.

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

    The principal customers of the Company are residents of foreign countries whose purchases of duty free merchandise may be affected by trends in the economies of foreign countries and changes in the value of the U.S. dollar relative to their own currencies. Any significant increase in the value of the U.S. dollar relative to the currencies of foreign countries, particularly Canada, Mexico and Japan, could have an adverse impact on the number of travelers visiting the United States and

                                                                       FORM 10-Q
                                                                   Page 11 of 12

the dollar amount of duty free purchases made by them from the Company. A significant increase in gasoline prices or a shortage of fuel may also reduce the number of international travelers and thereby adversely affect the Company's sales. In addition, the Company imports a significant portion of its products from Western Europe and Canada at prices negotiated either in U.S. dollars or foreign currencies. As a result, the Company's costs are affected by fluctuations in the value of the U.S. dollar in relation to certain, major Western European currencies and the Canadian dollar. A decrease in the purchasing power of the U.S. dollar relative to other currencies causes a corresponding increase in the purchase price of products. The Company enters into foreign exchange forward contracts as a hedge against a portion of its exposure to currency fluctuations on commitments to purchase merchandise.


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule.

     (b) The Company did not file a Current Report on Form 8-K during the three months ended October 27, 1996.




                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DUTY FREE INTERNATIONAL, INC.




Date:  December 6, 1996                      /s/  Gerald F. Egan
      -------------------                 ----------------------
                                          Gerald F. Egan
                                          Vice President-Finance and
                                          Chief Financial Officer