Form 10-K
period 1997-01-26
DUTY FREE INTERNATIONAL INC
filed 1997-04-25
CIK 820756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended January 26, 1997

                                       Or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the transition period from to .

                        Commission File Number 34-1-10952

                          DUTY FREE INTERNATIONAL, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MARYLAND                                         52-1292246
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification  No.)
 incorporation organization)


63 Copps Hill Road Ridgefield, Connecticut                     06877
---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code:  (203) 431-6057

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

X Number of shares of Common Stock of the registrant outstanding as of March 31, 1997: 27,308,380 shares.

                                  Page 1 of 54

                         Exhibit Index Begins on Page 17

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $14.625 per share for the registrant's common stock as reported by the New York Stock Exchange as of March 31, 1997 was approximately $337,451,000.


DOCUMENTS INCORPORATED BY REFERENCE                                  Part
-----------------------------------                                  ----


1997 ANNUAL REPORT TO STOCKHOLDERS                                 I, II, IV

PROXY STATEMENT FOR THE 1997 ANNUAL
  MEETING OF STOCKHOLDERS                                           I, III

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

Organization and Operations

                 The Company was formed as a Maryland corporation in 1983 to acquire 19 border stores and one airport store. Since its founding, the Company has grown to be one of the world's largest chains of duty free stores operating approximately 176 stores and employing over 2,000 people serving locations in the United States, Puerto Rico, the Caribbean and on international airlines' inflight duty free shops. The Company has grown by expanding into additional airport and United States border locations, and by business acquisitions.

                 The Company is organized into four operating divisions: the Border Division, the Airport Division, the Diplomatic and Wholesale Division and the Inflight Division.

Border Division

                 The Border Division operates the largest chain of duty free stores along the United States/Canada and United States/Mexico borders. The Division operates a total of 67 stores.

                 UETA, Inc. ("UETA" or the "Southern Border Division") operates 31 duty free stores along the Mexican border in the states of Texas, Arizona and California. The Southern Border Division provides Mexican/American border traffic with access to luxury items such as premium watches, fragrances and cosmetics, top quality liquor and tobacco products, beer, wine, gourmet foods, designer jewelry and other high quality gifts. UETA is the exclusive duty free distributor on the United States side of the Mexican border for liquor brands produced by United Distillers Group (Duty Free) Ltd. The Southern Border Division intends to continue to increase customer awareness of the value of duty free shopping through marketing and advertising, and to adjust product assortment in order to meet the preferences of duty free shoppers. In fiscal 1998, UETA will open its first store on the Mexican side of the United States/Mexico border. Economic factors, such as the value of the Mexican peso versus the U.S. dollar and the Mexican economy have had and will continue to have a significant effect on UETA's net sales and earnings.

                 AMMEX Tax and Duty Free Shops, Inc. and AMMEX Tax and Duty Free Shops West, Inc. (collectively, "AMMEX" or the "Northern Border Division") operates 36 duty free and retail stores along the Canadian border in the states of New York, Vermont, Maine, Washington, Michigan, Idaho, Montana, North Dakota and Minnesota. The duty free stores sell a wide variety of quality, brand-name merchandise to individuals traveling from the United States to Canada, a majority of whom are Canadians returning home. Retail locations carry groceries, snacks, souvenirs and gift items. The Northern Border Division also operates currency exchanges and gas stations at several high volume border locations. AMMEX's objectives have been to attract a greater percentage of the eligible travelers crossing the border into Canada and to sell more goods to each customer by remodeling and expanding stores and through sales training, merchandising, advertising and promotion. Economic factors, such as the Canadian economy, certain Canadian domestic taxes, and the value of the Canadian dollar versus the U.S. dollar have had and will continue to have a significant effect upon the Northern Border Division's net sales and earnings.

Airport Division

                 Fenton Hill American, Limited (the "Airport Division") operates 109 duty free and retail stores in 14 international airports, and in the Caribbean and South Florida markets. During fiscal 1997, the Airport Division opened an additional seven stores at Chicago's O'Hare International Airport, and opened a 5,000 square-foot duty free store at the new Delta Flight Center at the John F. Kennedy International Airport in New York. The Airport Division's retail mix currently includes duty free shops, which sell premium merchandise such as top-quality liquor and tobacco products and exclusive fragrances and cosmetics, and specialty stores such as The Athlete's Foot (branded athletic-wear), Bodyography (natural personal care products), The Sports Section (regional sports-theme shops), news and gift shops, bookstores and gourmet food and confectionery outlets.

                 The Airport Division also operates a number of stores not located in airports. It serves cruise ship passengers and airport bound customers through 12 shops located in Miami and Orlando, Florida. In Washington, D.C., the Airport Division operates a luxury gift store which serves the diplomatic community. This division also operates 12 retail stores on the Caribbean islands of St. Thomas, Aruba, Bonaire, Curacao and St. Maarten.

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

                 The Diplomatic and Wholesale Division owns and operates a 110,000 square foot warehouse/distribution center in Glen Burnie, Maryland, and a 140,000 square foot warehouse/distribution center in South Miami, Florida. During fiscal 1997, the Diplomatic and Wholesale Division continued to de-emphasize low gross margin sales in order to provide greater distribution capabilities to the Company's stores, thus providing more resources for the Company's higher profit operations.

Inflight Division

                 The Inflight Division ("Inflight") is a leading concession operator and supplier of on-board duty free merchandise to international airlines through on-board concessions and wholesale programs, and is a major supplier of international airlines' first class and premium class amenity kits. Currently, Inflight operates the on-board duty free concessions for 24 airlines. Inflight`s concession programs fully operate the on-board duty free concessions for airlines. Inflight purchases products and manages every aspect of duty free sales on the airlines' flights, including magazine and videotape promotions. With a percentage of total sales paid in royalties to the airline, this program provides airlines with a risk-free means of incrementally increasing their earnings. The division's wholesale program provides merchandise for duty free programs which airlines run on their international flights. The carrier runs all promotions, manages the program and owns the inventory which is bought from Inflight. Inflight has exclusive distribution agreements for various parts of the world with many world recognized brand names in the luxury products industry, including Chanel, Christian Dior, Hermes, Mont Blanc, Yves Saint Laurent, Elizabeth Arden and Lancaster. Additionally, it maintains warehouse and station locations throughout the U.S., Pacific Rim, Europe and South America. In fiscal 1997, the Inflight Division began operating the on-board duty free concession programs for Air Canada and Canadian International. In the future, the Company will continue to pursue other on-board duty free concession contracts with international airlines not served by the Company. The Company believes Inflight will be a significant contributor to its growth as air travel grows and airlines continue to outsource non-core services.

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

                 Merchandise is generally shipped directly from vendors to the bonded warehouses and distribution centers located in Glen Burnie, Maryland, Laredo, Texas and Miami, Florida. However, certain merchandise is shipped directly to the Company's regional bonded warehouses and store locations. To control inventory levels, management uses various automated replenishment systems. Frequent shipments are made to the Border, Airport, and Inflight Divisions' warehouses or stores to assure fully stocked displays and stockrooms. Merchandise is delivered daily by truck to the diplomatic communities in Washington, D.C. and New York City. The Company's trucks are also used to supply duty free merchandise to merchant and passenger ships.

                 Duty free inventory is strictly controlled to comply with Customs Service regulations. The Company must keep detailed records documenting the receipt and sale of all duty free merchandise. Failure to maintain such records may result in payment of penalties and all taxes and duties which would have been imposed on the domestic sale of such merchandise. The Company's computerized inventory control system allows it to identify product needs, to arrange for prompt reorders from vendors, and to support compliance with the Customs Service record-keeping requirements. Slow moving products also can be identified and more appropriate product mixes maintained. The Company rarely experiences problems with obsolescence, because most inventory turns frequently and most products have a relatively long shelf-life.


                 The Company's suppliers provide significant sales support in a variety of ways, including in-store displays, gift-with-purchase items, advertisements, brochures, printed shopping bags, staff training, signs and sales personnel. In addition, some distributors and manufacturers rent space in certain duty free stores for the display of transparencies containing product advertisements.

Many suppliers also purchase advertising space in the catalogs produced by the various divisions. Some suppliers also rent space in the Company's warehouses and pay a fee for processing shipments of their merchandise.

Economic Conditions and Exchange Rates

                 The principal customers of the Company are residents of foreign countries whose purchases of duty free merchandise may be affected by trends in the economies of foreign countries and changes in the value of the U.S. dollar relative to their own currencies. Any significant increase in the value of the U.S. dollar relative to the currencies of foreign countries, particularly Canada and Mexico, could have an adverse impact on the number of travelers visiting the United States and the dollar amount of duty free purchases made by them from the Company. A significant increase in gasoline prices or a shortage of fuel may also reduce the number of international travelers and thereby adversely affect the Company's sales. In addition, the Company imports a significant portion of its products from Western Europe and Canada at prices negotiated either in U.S. dollars or foreign currencies. As a result, the Company's costs are affected by fluctuations in the value of the U.S. dollar in relation to major Western European and Canadian currencies. A decrease in the purchasing power of the U.S. dollar relative to other currencies causes a corresponding increase in the purchase price of products. The Company enters into foreign exchange forward contracts as a hedge against a portion of its exposure to currency fluctuations on commitments to purchase merchandise.

Competition

                 The Airport Division can experience significant competition when negotiating or bidding for new concession leases or renewal of existing leases in those locations where the operating authority requires such negotiating or bidding. Competitors bid for the exclusive right to operate in a particular airport or, in the case of some larger airports, in a particular airport terminal servicing one or more airlines. The Company's lease and concession agreements for duty free stores at the New York City airports are consistent with airport leases in the region in that they are terminable by the lessor upon 30 days notice, and also may be subject to re-bid at the end of the operator's lease at which time sealed bids are submitted by prospective operators or negotiations are undertaken with the authority. Most of Inflight's concession contracts are subject to 30 to 120 day cancellation clauses exercisable by the Company or the airline.

                 Approximately four other companies operate duty free stores in the United States along the Canadian border. A small number of regional duty free companies operate along the Mexican border and compete with the Company. Large discount chains that are not duty free operators, such as Price Club and Sam's Club, compete with the Company for customers crossing the United States/Mexico border. Approximately 15 companies operate duty free stores at airports in the United States. The largest such company is Duty Free Shoppers Group, Ltd. which is the largest duty free operator in the world. The Inflight Division has one major competitor operating international airlines' on-board duty free concessions. The majority of international airlines operate their own on-board duty free concessions. There are a large number of competitors offering wholesale merchandise to international airlines. The principal competition for diplomatic sales consists of purchases made directly from European suppliers. There are no material competitors currently operating in the principal ports serviced by the Diplomatic and Wholesale Division except for Miami, Florida. There are significant competitors which can make sales to the Company's passenger and merchant vessel customers when those customers visit ports not serviced by the Company.

ITEM 2.          PROPERTIES

                 The Border Division operates 67 duty free and retail stores. Five of the stores are owned and operated by agents who receive commissions based on sales. The Company owns 39 of its border stores and leases 23 border stores. The Airport Division leases 109 store locations. The Company's leases for its stores at the New York City airports are terminable by the lessor upon 30 days notice. The leases at certain border and most airport locations provide for base monthly rentals and typically require payment of additional rent based on a percentage of sales. Inflight has relatively small warehouse, distribution and administrative facilities in New York, Singapore, Hong Kong and the United Kingdom.

                 The Company owns a 110,000 square foot office/distribution center near the Baltimore/Washington International Airport in Glen Burnie, Maryland , leases a 145,000 square foot distribution center in Laredo, Texas, and owns a 140,000 square foot administrative, warehouse and distribution facility in South Miami, Florida. The Company also owns or leases other smaller regional warehouse facilities. The Company owns its 33,000 square foot headquarters in Ridgefield, Connecticut which is partially subleased. The Company believes its facilities are adequate for current operations.

ITEM 3.    LEGAL PROCEEDINGS

                 Certain former stockholders of UETA, Inc. and certain stockholders of Overseas Trading Corporation (1987) Limited, an affiliate of UETA, Inc., commenced an action against the Company and certain of its directors and officers, in the Superior Court, New Castle County, Delaware. In their complaint which was filed on or about December 19, 1994, plaintiffs allege that the Company and its officers and directors made false and misleading statements and omissions in connection with the Company's issuance of its common stock in connection with its acquisition in April 1992 of UETA, Inc. and of certain assets of Overseas Trading Corporation (1987) Limited, all in violation of state statutory and common law. The relief sought includes unspecified amounts of actual and punitive damages. The Company and its officers and directors intend to defend this action vigorously. Certain of the plaintiffs in this action had filed a similar complaint (on or about May 30, 1994) against the same defendants in the Superior Court of the State of Arizona, Pima County. This action was dismissed by court order on November 17, 1994, pursuant to stipulation of the parties, without prejudice to the commencement by those plaintiffs of an action in the courts of the State of Delaware.

                 Certain other former stockholders of UETA, Inc. commenced an action against the Company in the District Court, 285th Judicial District, Bexar County, Texas. In their complaint which was filed on or about June 14, 1994, these plaintiffs also allege that the Company made false and misleading statements and omissions in connection with the Company's acquisition of UETA, Inc. and the Company's issuance of its common stock in connection therewith to these plaintiffs. The relief sought includes unspecified amounts of actual and punitive damages and rescission of the transaction and/or rescissionary damages in an unspecified amount. On April 24, 1996, the District Court dismissed the action. The plaintiffs have appealed this order to the Texas Court of Appeals, Fourth District (San Antonio). In April 1995, the plaintiffs commenced an action in the Superior Court, New Castle County, Delaware against the Company and each of its directors and officers who were named as defendants in the aforementioned Delaware action. In their complaint, the plaintiffs allege against the Company and its officers and directors essentially the same claims under state statutory and common law as they have alleged in their Texas action. The relief sought in this action includes an unspecified amount of damages, including actual and/or recessionary damages and punitive damages. The Company and its officers and directors intend to defend these actions vigorously.

                 On July 8, 1994, the Company commenced an action against each of the plaintiffs in the foregoing Arizona and Texas actions in the Court of Chancery, New Castle County, Delaware for injunctive and declaratory relief as well as damages based upon their commencement of the above-referenced actions in the Arizona and Texas state courts, rather than in the courts of the state of Delaware as stipulated in the agreements executed in connection with the acquisition of UETA, Inc. The relief sought by the Company in its complaint also includes a request for an order enjoining each of the plaintiffs in the foregoing actions from litigating any claims arising from the acquisition of UETA, Inc. in any forum other than the courts of the state of Delaware. Motions to dismiss the Company's complaint have been made by all the defendants named in this action and the Company moved for summary judgment on certain of its causes of action.

                 Currently, the legal proceedings described above are not expected to have a material effect on the Company's financial condition, results of operations, liquidity or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the 1997 Annual Report to Stockholders, page 13.


ITEM 6.    SELECTED FINANCIAL DATA

Incorporated by reference to the 1997 Annual Report to Stockholders, inside front cover.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Incorporated by reference to the 1997 Annual Report to Stockholders, pages
10-13.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the 1997 Annual Report to Stockholders as set forth in Part IV Item 14, and the supplementary data on the inside front cover of such annual report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders, pages 2 - 4.

ITEM 11.   EXECUTIVE COMPENSATION

Incorporated by reference to the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders, pages 5 - 9.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

Incorporated by reference to the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders, pages 11 and 12.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders, page 7.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

1. Financial Statements (Incorporated by reference to the 1997 Annual Report to Stockholders, pages 14-24 and 9):

         - Consolidated Balance Sheets as of January 26, 1997 and January 28, 1996.

         - Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended January 26, 1997.

         -    Notes to the Consolidated Financial Statements.

         -    Independent Auditors' Report.

2.       Financial Statement Schedules filed as part of this report:

         -    Independent Auditors' Report.

         - Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended January 26, 1997.

         - All other schedules have been omitted because the required information is not significant or is not applicable.

3.            Exhibits:

3.1      -    Charter of the Company.(2)

3.2      -    By-Laws of the Company as amended to October 18, 1993. (5)

4.1      -    Senior Indenture between Duty Free International, Inc.
              and The Chase Manhattan Bank, N.A., as trustee, dated as of January 15, 1994.(5)

4.2      -    Form of 7% Note Due 2004. (4)

10.1     -    Agreement by and between United Distillers Group (Duty Free) Ltd.
              and Overseas Trading Corporation. (6)

10.2     -    Agreement dated January 1, 1989 by and between United Distillers
              Group (Duty Free) Ltd. and Samuel Meisel and Company, Inc.(1)

10.3     -    Credit Agreement dated as of May 26, 1995 among Duty Free
              International, Inc., the Banks signatory thereto and the Chase Manhattan Bank, N.A. as agent. (7)

10.4     -    1989 Stock Option Plan for Duty Free International, Inc.,
              and related form of stock option agreement as amended and restated effective February 11, 1993 (6) and May 20, 1994 (8)
              (compensatory plan).

10.5  -       Incentive Compensation Plan (1) (compensatory plan).

10.6 -        Indemnity Agreement by and between Duty Free International, Inc.
              and Jack Africk.(1)

12.1  -       Ratios of Earnings to Fixed Charges. (3)

13.1  -       1997 Annual Report to Stockholders.(3)

21.1  -       Subsidiaries.(3)

23.1  -       Consent of KPMG Peat Marwick LLP.(3)

24.1 -        Powers of Attorney for Jack Africk, David H. Bernstein, John A.
              Couri, Carl Reimerdes, Susan H. Stackhouse, Stephen M. Waters, and Lowell P. Weicker, Jr. (3)

27.1 -        Financial Data Schedule.(3)

Notes:       (1)  Previously filed as an Exhibit to the Registration Statement of the Company on Form S-1, File No. 33-27842 declared effective May 11, 1989.

             (2) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1, File No. 33-43071, declared effective November 29, 1991.

             (3)  Filed herewith.

             (4) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated January 15, 1994.

             (5) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated December 27, 1993.

             (6) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K dated April 27, 1993.

             (7) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K dated April 19, 1996.

             (8) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K dated April 20, 1995.

(b)        Reports on Form 8-K:

           (i) The Company did not file a Current Report on Form 8-K during the quarter ended January 26, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of April, 1997.

                           DUTY FREE INTERNATIONAL, INC.

                           By: /s/ Alfred Carfora
                           ----------------------
                           Alfred Carfora
                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  Signature                                 Title                      Date
                  ---------                                 -----                      ----

          *                             Director                                       April 18, 1997
    -----------------------
    Jack Africk

          *                             Director                                       April 18, 1997
    -----------------------
    David H. Bernstein

     /s/  Alfred Carfora                Director, President and Chief                  April 18, 1997
    ---------------------               Executive Officer
    Alfred Carfora

          *                             Director                                       April 18, 1997
    -----------------------
    John A. Couri

    /s/ Gerald F. Egan                  Vice President of Finance,                     April 18, 1997
    -------------------                 Treasurer, Secretary and Chief
    Gerald F. Egan                      Financial Officer**

          *                             Director, Vice President                       April 18, 1997
    ------------------------
    Carl Reimerdes

          *                             Director                                       April 18, 1997
    ----------------------------
    Susan H. Stackhouse

          *                             Director                                       April 18, 1997
    --------------------------
    Stephen M. Waters

          *                             Director                                       April 18, 1997
    -------------------------------
    Lowell P. Weicker, Jr.

*By: /s/ Alfred Carfora
      Alfred Carfora
      Attorney-in-fact


**Principal Financial and Accounting Officer

                 DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                     INDEX TO FINANCIAL STATEMENT SCHEDULES




                                                                       Page
                                                                       ----


Independent Auditors' Report                                            15

Schedule II - Valuation and Qualifying Accounts for
the three-year period ended January 26, 1997.                           16

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors
Duty Free International, Inc.:


Under date of February 28, 1997, we reported on the consolidated balance sheets of Duty Free International, Inc. and subsidiaries as of January 26, 1997 and January 28, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended January 26, 1997. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule "Schedule II - Valuation and Qualifying Accounts". The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                       KPMG PEAT MARWICK LLP
                                                       Baltimore, Maryland
                                                       February 28, 1997

                 DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts



                                                                         Additions
                                                                         Charged to
                                      Balance at       Charged to           other                                  Balance at
                                      beginning        costs and          accounts-                                end of
     Description                      of period         expenses           describe              Deductions(1)     period
     -----------                      ---------         --------           --------              -------------     ------

Year ended January 26, 1997:
     Allowance for
       doubtful accounts                 $735,000          $1,228,000     $         --            $(1,327,000)        $636,000
                                         ========          ==========      ===========             ===========        ========

Year ended January 28, 1996:
     Allowance for
       doubtful accounts                 $795,000          $  618,000     $         --             $ (678,000)        $735,000
                                          =======             =======     ============              =========          =======

Year ended January 29, 1995:
     Allowance for
       doubtful accounts                 $740,000          $  462,000         $280,000 (2)         $ (687,000)        $795,000
                                          =======             =======          =======               =========         =======



(1)  Uncollectible accounts written off, net of recoveries.

(2) Allowance for doubtful accounts recorded in connection with the acquisition of Inflight Sales Group Limited on May 1, 1994.

                 DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX



                                                                                           Sequential
Exhibit                                                                                       Page
  No.            Description of Exhibit                                                      Number

3.1   -      Charter of the Company.(2)

3.2   -      By-Laws of the Company as amended to October 18, 1993. (5)

4.1   -      Senior Indenture between Duty Free International, Inc. and The
             Chase Manhattan Bank, N.A., as trustee, dated as of January 15,
             1994. (5)

4.2   -      Form of 7% Note Due 2004. (4)

10.1  -      Agreement by and between United Distillers Group (Duty Free) Ltd.
             and Overseas Trading Corporation. (6)

10.2  -      Agreement dated January 1, 1989 by and between United Distillers
             Group (Duty Free) Ltd. and Samuel Meisel and Company, Inc.(1)

10.3  -      Credit Agreement dated as of May 26, 1995 among Duty Free
             International, Inc., the Banks signatory thereto and the Chase
             Manhattan Bank, N.A. as agent. (7)

10.4  -      1989 Stock Option Plan for Duty Free International, Inc., and
             related form of stock option agreement as amended and restated
             effective February 11, 1993 (6) and May 20, 1994 (8) (compensatory plan).

10.5  -      Incentive Compensation Plan (1) (compensatory plan).

10.6  -      Indemnity Agreement by and between Duty Free International, Inc.
             and Jack Africk.(1)

12.1  -      Ratios of Earnings to Fixed Charges. (3)                                          19

13.1  -      1997 Annual Report to Stockholders.(3)                                          20 - 45

21.1  -      Subsidiaries.(3)                                                                  46

23.1  -      Consent of KPMG Peat Marwick LLP.(3)                                              47

24.1 -       Powers of Attorney for Jack Africk, David H. Bernstein, John A.
             Couri, Carl Reimerdes, Susan H. Stackhouse, Stephen M. Waters, and
             Lowell P. Weicker, Jr. (3)                                                      48 - 54

27.1 -       Financial Data Schedule.(3)                                                       N/A


Notes:       (1)  Previously filed as an Exhibit to the Registration Statement of the Company on Form S-1, File No. 33-27842 declared effective May 11, 1989.

             (2) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1, File No. 33-43071, declared effective November 29, 1991.

             (3)  Filed herewith.

             (4) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated January 15, 1994.

             (5) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated December 27, 1993.

             (6) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K dated April 27, 1993.

             (7) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K dated April 19, 1996.

             (8) Previously filed as an Exhibit to the Company's Annual Report on Form 10-K dated April 20, 1995.