Form 10-Q
period 1997-04-27
DUTY FREE INTERNATIONAL INC
filed 1997-06-10
CIK 820756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


        For the quarter ended April 27, 1997 Commission File No. 1-10952


                          DUTY FREE INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Maryland                          52-1292246
      --------------------------------           -------------------
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

                                  YES X NO ___

At April 25, 1997, 27,321,846 shares of $.01 par value common stock of the registrant were outstanding.

                 DUTY FREE INTERNATIONAL, INC. and SUBSIDIARIES
                                 April 27, 1997


                                      INDEX


Part I.  Financial Information                                            Page

Item 1.  Financial Statements

     Consolidated Balance Sheets                                          3
     April 27, 1997 and January 26, 1997

     Consolidated Statements of Earnings                                  4
     Quarter Ended April 27, 1997 and April 28, 1996

     Consolidated Statement of Stockholders' Equity                       5
     Quarter Ended April 27, 1997

     Consolidated Statements of Cash Flows                                6
     Quarter Ended April 27, 1997 and April 28, 1996

     Notes to Consolidated Financial Statements                           7


Item 2.  Management's Discussion and Analysis                             8 - 10
          of Financial Condition and Results of Operations


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                11

Signature                                                                11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                 DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            (in thousands, unaudited)



                                                                                       April 27,        January 26,
Assets                                                                                   1997              1997
------                                                                                   ----              ----
Current assets:
     Cash and cash equivalents                                                       $   42,125       $   36,483
     Short-term investments                                                              15,591           12,331
     Receivables:
        Trade receivables, less allowance for doubtful
           accounts of $485 and $636, respectively                                       22,225           21,872
     Other                                                                               14,295           16,407
                                                                                    -----------       ----------
                                                                                         36,520           38,279
     Merchandise inventories                                                            110,673          108,724
     Prepaid expenses and other current assets                                            9,692           10,329
                                                                                    -----------       ----------
     Total current assets                                                               214,601          206,146
Long-term investments                                                                     7,895            8,930
Property and equipment, net                                                              96,175           96,718
Goodwill, net                                                                            63,551           64,134
Other intangible assets, net                                                             21,160           21,412
Other assets, net                                                                        17,429           18,008
                                                                                    -----------       ----------
                                                                                     $  420,811       $  415,348
                                                                                     ==========       ==========
     Liabilities and Stockholders' Equity
Current liabilities:
     Current maturities of long-term debt                                            $    1,093       $    1,093
     Accounts payable                                                                    33,475           28,024
     Other current liabilities                                                           33,793           34,912
                                                                                    -----------       ----------
     Total current liabilities                                                           68,361           64,029
Long-term debt, excluding current maturities                                            117,730          117,742
Other liabilities                                                                         5,898            5,862
                                                                                    -----------       ----------
     Total liabilities                                                                  191,989          187,633
Stockholders' equity:
     Common stock, par value $.01 per share. Authorized
     75,000,000 shares; issued and outstanding
     27,321,846 shares and 27,303,044 shares, respectively                                  273              273
     Additional paid-in capital                                                          80,671           80,515
     Foreign currency translation adjustments                                                77               86
     Retained earnings                                                                  147,801          146,841
                                                                                     ----------        ---------
     Total stockholders' equity                                                         228,822          227,715
                                                                                     ----------        ---------
                                                                                     $  420,811       $  415,348
                                                                                     ==========       ==========


See accompanying notes to consolidated financial statements.

                 DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                  (in thousands, except net earnings per share)
                                   (unaudited)



                                                                                             Quarter Ended
                                                                                      ---------------------------
                                                                                      April 27,         April 28,
                                                                                        1997              1996
                                                                                        -----             ----

Net sales                                                                            $  133,047       $  117,979
Cost of sales                                                                            76,056           67,178
                                                                                     ----------       ----------
Gross profit                                                                             56,991           50,801

Advertising, storage and other operating income                                           1,067              969
                                                                                     ----------       ----------
                                                                                         58,058           51,770

Selling, general and administrative expenses                                             52,399           46,881
                                                                                     ----------       ----------

Operating income                                                                          5,659            4,889

Other income (expense):
     Interest income                                                                        646              658
     Interest expense                                                                    (2,098)          (2,127)
     Other, net                                                                             (81)              44
                                                                                     ----------       ----------
                                                                                         (1,533)          (1,425)
                                                                                     ----------       ----------

Earnings before income taxes                                                              4,126            3,464

Income taxes                                                                              1,527            1,282
                                                                                     ----------       ----------

Net earnings                                                                         $    2,599       $    2,182
                                                                                     ==========       ==========

Net earnings per share                                                               $     0.10       $     0.08
                                                                                     ==========       ==========
Weighted average number of shares outstanding                                            27,311           27,269
                                                                                     ==========       ==========


                 DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                          Quarter Ended April 27, 1997
                            (in thousands, unaudited)




                                                                    Foreign
                                Common stock         Additional     currency                         Total
                              ------------------      paid-in      translation     Retained       stockholders'
                              Shares      Amount      capital      adjustments     earnings         equity
                              ------      ------      -------      -----------     --------         ------

Balance at
 January 26, 1997             27,303      $ 273      $ 80,515        $ 86         $146,841        $227,715

Dividends
 ($0.06 per share)                --         --            --          --           (1,639)         (1,639)

Change in foreign
 currency translation
 adjustments                      --         --            --          (9)              --              (9)

Exercise of common
 stock options                    19         --           156          --               --             156

Net earnings                      --         --            --          --            2,599           2,599
                              ------       ------      ------        ------       --------        --------


Balance at
 April 27, 1997               27,322       $273         $80,671       $77         $147,801        $228,822
                              ======       ====         =======    ========       ========        ========


                              DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows
                                        (in thousands, unaudited)


                                                                                             Quarter Ended
                                                                                      ---------------------------
                                                                                      April 27,         April 28,
                                                                                        1997              1996
                                                                                        -----             ----
Cash flows from operating activities:
     Net earnings                                                                    $    2,599       $    2,182
     Adjustments to reconcile net earnings
        to net cash provided by operating activities:
     Depreciation and amortization of
        property and equipment                                                            2,454            2,107
     Other amortization                                                                   1,357            1,554
     Minority partners' interest in
        consolidated partnerships' income                                                   405              414
     Provision for deferred income taxes                                                    225              275
     Changes in operating assets and liabilities:
        Accounts receivable                                                               1,759             (582)
        Merchandise inventories                                                          (1,949)          (4,594)
        Prepaid expenses and other assets                                                   802             (347)
        Accounts payable                                                                  5,451            7,930
        Other liabilities                                                                (1,557)           2,967
     Other operating                                                                     --                 (287)
                                                                                      ---------          -------
                  Net cash provided by operating activities                              11,546           11,619
                                                                                      ---------          -------
Cash flows from investing activities:
     Purchases of investments                                                            (3,260)          (3,263)
     Maturities of investments                                                            1,035            4,730
     Additions to property and equipment                                                 (2,318)          (3,334)
     Other                                                                                   88              235
                                                                                      ---------          -------
                  Net cash used in investing activities                                  (4,455)          (1,632)
                                                                                      ---------          -------
Cash flows from financing activities:
     Payments on long-term debt                                                             (24)          (1,145)
     Dividends paid                                                                      (1,637)          (1,363)
     Other                                                                                  212               79
                                                                                      ---------          -------
                  Net cash used in financing activities                                  (1,449)          (2,429)
                                                                                      ---------          -------
Net increase in cash and cash equivalents                                                 5,642            7,558

Cash and cash equivalents at beginning of period                                         36,483           34,252
                                                                                      ---------          -------
Cash and cash equivalents at end of period                                            $  42,125          $41,810
                                                                                      =========          =======



                              DUTY FREE INTERNATIONAL, INC. AND SUBSIDIARIES
                                Notes to Consolidated Financial Statements
                                               (unaudited)

Note 1   Basis of Presentation

The consolidated financial statements of Duty Free International, Inc. and subsidiaries (the "Company") as of April 27, 1997 and for the quarters ended April 27, 1997 and April 26, 1996, are unaudited but include all adjustments (consisting of normal recurring accruals) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows of the Company at and for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the full year.

The balance sheet at January 26, 1997 has been derived from the audited consolidated financial statements of the Company at that date.

Certain amounts for the period ended April 28, 1996 have been reclassified to conform to the presentation for the period ended April 27, 1997.

Note 2   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Long-term investments in affiliates in which the Company does not have a majority interest or control are accounted for by the equity method of accounting. All significant inter-company balances and transactions have been eliminated in consolidation.

Note 3   Net Earnings Per Share

Net earnings per share are based on the weighted average number of common shares outstanding during each period.

Note 4   Foreign Exchange Forward Contracts

The only financial derivatives used by the Company are foreign exchange forward contracts. The Company had approximately $17,176,000 of foreign exchange forward contracts outstanding at April 27, 1997 to purchase British pounds, Swiss Francs, German Marks, and French Francs. The contracts outstanding at April 27, 1997 mature at various dates in fiscal 1998. The contracts' fair values, based on quoted market prices, were approximately $16,898,000 as of April 27, 1997.

Note 5   Contingencies

From time to time, the Company is involved in litigation and proceedings arising out of the ordinary course of business. Although the outcome of such proceedings can not be determined with certainty, the Company believes that the final outcomes should not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              RESULTS OF OPERATIONS

Net earnings for the quarter ended April 27, 1997 were approximately $2,599,000 or $0.10 per share, an increase of $417,000 or 19% from $2,182,000, or $0.08 per share, for the quarter ended April 28, 1996.

Net Sales

The following table sets forth, for the periods indicated, the net sales and the percentage of total net sales for each of the Company's divisions and the period to period change:


                                                 Quarter Ended
                                    ----------------------------------------------              Increase/(Decrease)
                                        (in thousands, except for percentages)                    Quarter Ended
Divisional                                                                                      April 27, 1997 vs.
Net Sales                            April 27, 1997                 April 28, 1996                April 28, 1996
---------                            ---------------                ---------------               --------------

Border:
     Southern                 $   28,073        21.1%             $ 23,334        19.8%          $ 4,739      20.3%
     Northern                     15,597        11.7                16,142        13.7              (545)     (3.4)

Inflight                          43,369        32.6                39,855        33.8             3,514       8.8

Airport                           31,785        23.9                26,218        22.2             5,567      21.2

Diplomatic
     and Wholesale                14,223        10.7                12,430        10.5             1,793      14.4
                              ----------        ----            ----------        ----           -------      ----

                              $  133,047       100.0%           $  117,979       100.0%        $  15,068      12.8%
                              ==========       =====            ==========       =====         =========      ====


The Company's net sales increased approximately $15 million or 13% for the quarter ended April 27, 1997 when compared with the quarter ended April 28, 1996. Divisional results that contributed to the Company's growth were:

     o The Southern Border's 20.3% sales increase was attributed to the continued stabilization of the Mexican economy.

     o Inflight's 8.8% sales increase was directly related to the duty free concession programs with Air Canada and Canadian International Airlines. These programs commenced operations on March 1, 1996 and July 1, 1996, respectively.

     o The Airport division realized net sales growth of 21.2% primarily because of new store openings at the Chicago O'Hare and John F. Kennedy International Airports. The stores commenced operations in the first quarter and second quarter of fiscal 1997, respectively.

Cost of Sales and Gross Profit

Gross profit, as a percentage of net sales, decreased to 42.8% in the quarter ended April 27, 1997 from 43.1% in the quarter ended April 28, 1996. The fluctuation was attributed to the change in sales mix as a percentage of total.

Advertising, Storage and Other Operating Income

Advertising, storage and other operating income increased for the quarter ended April 27, 1997 when compared to the quarter ended April 28, 1996, by approximately $98,000 or 10%. The fluctuation relates to an increase in certain vendor advertising programs attributable to the Company's increase in operating locations.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses, as a percentage of net sales, remained relatively consistent between the first quarter of fiscal 1997, 39.7%, and the first quarter of fiscal 1998, 39.4%. The slight decline was attributable to increased sales volume while maintaining stable fixed costs.

Operating Income

Operating income increased approximately $770,000 or 15.7% in the first quarter of fiscal 1998 over the first quarter of fiscal 1997. The increase was attributable to increased sales volume and the decrease in selling, general and administrative expenses as a percent of net sales.

Income Taxes

The Company's effective tax rate was 37.0% for the quarters ended April 27, 1997 and April 28, 1996.




                         LIQUIDITY AND CAPITAL RESOURCES

As of April 27, 1997, net cash provided by operations was $11,546,000 working capital was $146,240,000 and the Company had $65,611,000 of cash and investments.

As of and for the quarter ended April 27, 1997, there were no outstanding borrowings under the Company's $75,000,000 revolving line of credit facility. The Company believes that the combination of the cash flow generated by its operations and its available credit facility will be sufficient to finance its growth and meet its projected capital expenditures and other liquidity requirements.

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

The principal customers of the Company are residents of foreign countries whose purchases of duty free merchandise may be affected by trends in the economies of foreign countries and changes in the value of the US dollar relative to their own currencies. Any significant increase in the value of the US dollar relative to the currencies of foreign countries, particularly Canada, Mexico and Japan, could have an adverse impact on the number of travelers visiting the United States and the dollar amount of duty free purchases made by them from the Company. A significant increase in gasoline prices or a shortage of fuel may also reduce the number of international travelers and thereby adversely affect the Company's sales. In addition, the Company imports a significant portion of its products from Western Europe and Canada at prices negotiated either in US dollars or foreign currencies. As a result, the Company's costs are affected by fluctuations in the value of the US dollar in relation to certain, major Western European currencies and the Canadian dollar. A decrease in the purchasing power of the US dollar relative to other currencies causes a corresponding increase in the purchase price of products. The Company enters into foreign exchange forward contracts as a hedge against a portion of its exposure to currency fluctuations on commitments to purchase merchandise.

PART II.  OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

    (a)      Exhibits:

             27.1 Financial Data Schedule.

    (b) The Company did not file a Current Report on Form 8-K during the quarter ended April 27, 1997.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DUTY FREE INTERNATIONAL, INC.
                                                  and subsidiaries




Date:  June 5, 1997                     /s/  Gerald F. Egan
                                        -----------------------

                                        Gerald F. Egan
                                        Vice President-Finance and
                                        Chief Financial Officer